Form 10-Q
period 2012-08-31
Lingas Resources, Inc.
filed 2012-10-10
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2012

 (  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-179390

LINGAS RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0372219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 Pujois Avenue, Fort Benafacio, Manila, Philippines
(Address of principal executive offices)

(632) 211-6739
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]

Accelerated filer

  [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 30, 2012: 50,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at August 31, 2012 and November 30, 2011	5

	Statement of Operations For the three and nine months ended August, 2012 and 2011 and for the period September 14, 2010 (Date of Inception) to August 31, 2012	6

	Statement of Cash Flows For the nine months ended August 31, 2012 and 2011 and for the period September 14, 2010 (Date of Inception) to August 31, 2012	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4.	Controls and Procedures	36

PART 11.	OTHER INFORMATION	37

ITEM 1.	Legal Proceedings	37

ITEM 1A.	Risk Factors	37

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 3.	Defaults Upon Senior Securities	43

ITEM 4.	Mine Safety Disclosure	43

ITEM 5.	Other Information	43

ITEM 6.	Exhibits	44

	SIGNATURES.	45

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying balance sheets of Lingas Resources, Inc. (Pre-exploration stage company) at August 31, 2012 (with comparative figures as at November 30, 2011) and the statement of operations for the three and nine months ended August 31, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to August 31, 2012 and the statement of cash flows for the nine months ended August 31, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to August 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended August 31, 2012 are not necessarily indicative of the results that can be expected for the year ended November 30, 2012.

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

BALANCE SHEETS

	August 31, 2012	November 30, 2011
	(Unaudited )	(Audited)
ASSETS

CURRENT ASSETS

Cash	$ 47,617	$ 25,942

Total Current Assets	$ 47,617	$ 25,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 2,996	$ 1,120
Advances from related parties	35,293	66

Total Current Liabilities	38,289	1,186

Common stock
450,000,000 shares authorized, at $0.001 par value;
50,000,000 shares issued and outstanding	50,000	50,000
Deficit accumulated during the pre-exploration stage	(40,672)	(25,244)

Total Stockholders’ Equity	9,328	24,756

Total Liabilities and Stockholders’ Equity	$ 47,617	$ 25,942

The accompanying notes are an integral part of these unaudited financial statements.

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended August 31, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to August 31, 2012

(Unaudited)

	Three Months Ended Aug. 31, 2012	Three Month Ended Aug. 31, 2011	Nine Months Ended Aug. 31, 2012	Nine Months Ended Aug. 31, 2011	From September 14, 2010 (Date of Inception) to Aug. 31, 2012

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Exploration	-	-	-	2,500	17,380
Impairment loss on mineral claim	-	-	-	-	5,000
General and administrative	6,319	-	15,428	1,186	18,292

NET LOSS	$ (6,319)	$ -	$ (15,428)	$ 3,686	$ (40,672)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

The accompanying notes are an integral part of these unaudited financial statements.

 LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended August 31, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to August 31, 2012

(Unaudited)

	Nine months ended Aug. 31, 2012	Nine months ended Aug. 31, 2011	From September 14, 2010 (date of inception) to Aug. 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15,428)	$ (3,686)	$ (40,672)
Adjustments to reconcile net loss to net cash (Used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Changes in accounts payable	1,876	-	2,996

Net Cash (Used) in Operating Activities	(13,552)	(3,686)	(32,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	35,227	66	35,293
Proceeds from issuance of common stock	-	-	50,000
Net Cash Provided by Financing Activities	35,227	66	85,293
Net (Decrease) Increase in Cash	21,675	(3,620)	47,617
Cash at Beginning of Period	25,942	43,986	-

CASH AT END OF PERIOD	$ 47,617	$ 40,366	$ 47,617

The accompanying notes are an integral part of these unaudited financial statements

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

1.         ORGANIZATION

The Company, Lingas Resources, Inc., was incorporated under the laws of the State of Nevada on September 14, 2010 with the authorized capital stock of 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets andmliabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   A valuation allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

Nov. 30, 2010	$ 6,014	2030	$ 1,804	$ (1,804)	$ -

Nov. 30, 2011	19,230	2031	5,769	(5,769)	-
Aug. 31, 2012	15,428	2032	4,628	(4,628)	-

	$ 40,672		$ 12,201	$ (12,201)	$ -

On August 31, 2012 the Company had a net loss carry forward of $40,672 for income tax purposes.  The tax benefit of approximately $12,201 from the loss carry forward has been fully offset by a valuation allowance.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

Non-Monetary items including equity are recorded at the historical rate of exchange; and

Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3.

AQUISITION OF MINERAL CLAIM

On September 20, 2010, the Company acquired the Prosperidad Gold Claim located in the Republic of Philippines from Hernandez Ventures Inc., an unrelated company, for the consideration of $5,000.  The Prosperidad Gold Claim is located 55 kilometres northeast of the city of Butuan in the Philippines.  Under Philippine’s law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4.        SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the nine months ended August 31, 2012, a director has made advances of $35,227 to the Company ($35,293 since inception). These advances are non-interest bearing and payable on demand.

The two Officers of the Company have acquired 100% of the common stock issued.

5.

CAPITAL STOCK

On September 16, 2010, Company completed a private placement consisting of 50,000,000 common shares at $0.001 per share, sold to its two Directors, for a total consideration of $50,000.

6.         GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, and without having profitable operations, there is substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director’s advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Lingas Resources, Inc. (“Lingas” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on September 14 2010.

Our offices are located at 469 Pujois Avenue, Fort Benafacio,, Manila, Philippines and can be reached at (632) 211-6739.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We are considered a start-up exploration mining company formed to explore for mineral such as gold.  Our Company has purchased a 100% interest for $5,000 in a one -7 unit claim block containing 94.5 hectares named Prosperidad Gold Mine (the “Prosperidad”).  The Prosperidad was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Philippines.   Our geologist, Alfredo Jumpay, in his report dated October 1, 2010, has recommended a two-phased mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying in order to identify targets for future diamond drilling.   He estimated Phase I would cost us $14,880, which have been paid in full, and if results were favorable, Phase II will cost us $29,695.   At the present time we do not have adequate funds to complete Phase ll.  Even if we are successful in receiving positive results from Phase II there is no guarantee we will be able to continue any future exploration programs due to lack of funds.

It must be borne in mind that we are an exploration company and there has been no production from the Prosperidad to date and there is a good possibility that there never will be any production.   There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

From the date we were incorporated, being September 14, 2010, through to August 31, 2012, we have only raised funds through a private placement with our two directors and officers in the amount of $50,000 whereby we issued 50,000,000 common shares with a par value of $0.001 per share.

Our Company does not have any subsidiaries.  Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Philippines.  The cost expressed in the geological report on Prosperidad is expressed in the local currency, Philippine Pesos (“PHP”).  For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 43.8.

PROSPERIDAD CLAIM

The Prosperidad was acquired by our Company from Herandez Ventures Inc. in September 2010 for the sum of $5,000 which included a geological report.

We have acquired a 100% interest in the Prosperidad consisting of a 7 unit claim block containing approximately 94.5 hectares (approximately 250 acres).  The Prosperidad is located 55 kilometers (37.5 miles) southeast of the city of Butuea and 60 kilometers (41 miles) northeast of city of Bislig, both located in the Philippines.  We have undertaken Phase I of our exploration program but need funds to start and complete Phase II.  The directors and officers have agreed to contribute funds to cover this shortage of funds in order that the Company, if required, can complete Phase II of its exploration program.   No written agreement has been entered into.  The Company will move forward with further exploration activities once the above mentioned funds are available.  Once the funds are available,, the Board and Directors in consultation with our geologist will determine the exact date of commencement of Phase II.

The Company is currently performing no exploration activities on the Prosperidad until such time as it receives the funding to do so.

Based on the recommendation of Ricardo Ramos as set forth in his report dated December 15, 2011 (refer to page 19) wherein he indicated in his geological report that “based on field observation, laboratory results, and reviews of available geological and historical data, further exploration work is warranted on the property” management has decided to proceed with Phase II when the Company has adequate funds to do so.

Our Company has all the mineral rights relating to the Prosperidad below and above surface.

In fact, our Company is the only party having an interest in the Prosperidad and it has not entered into any agreements regarding the Claim and there are no outstanding royalties or charges of any kind.  There is a tax on any income from the Prosperidad, if the Company is able to sell minerals therefrom, in the amount of 11%.

The Prosperidad Claim can be identified in the Philippines by the following information:

Property Name:	Prosperidad Gold Claim

Certificate Number:	STBC1019947

Title Number:	BA178031

Registration Received:	September 23, 2010

Latitude:	8° 34’ 48”

Longitude:	125° 53’ 47”

Assignment Transferred From:	Hernandez Ventures Inc.

Transfer No.	129-769

Taxation Authority:	City of Butuan, Philippines

The Prosperidad in good standing until such time as it is abandoned by the Company.   When our Company obtained its licensing for its exploration work it was required to pay a fee to the Department of Energy and Natural Resources of $560.  When renewing the existing license it has 30 days to make the required payment of a similar amount and it can take upwards to 14 days to process the application.

We engaged the services of Alfredo Jumpay, Professional Geologist, to prepare a geological report on the Presperidad which was issued to us on October 1, 2010. Mr. Jumpay graduated from the University of the Far East in Manila, Philippines in 1975 with a Bachelor of Science Degree in Geology and in 1978 obtained his Master of Science degree from the same university.   He has work for the past 20 years as a geologist for such companies as Divio Resources, Hernandez Explorations and Borocay Ventures.   He is a member of the Geological Society of the Philippines and has consulted for companies around the world.

Our company has no revenue from the Prosperidad and we do not anticipate earning revenues until such time as we enter into commercial production. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on the Prosperidad, or that, if such deposits are discovered, we will be able to enter into further substantial exploration or development programs.  Further exploration is required to determine the economic and legal feasibility of the Prosperidad.

To acquire the Prosperidad the directors purchased 50,000,000 common shares at $0.001 per share to give the Company a cash position of $50,000.   These funds were used to the incorporation of the Company, purchase of the Prosperidad, engaged the services of Alfredo Jumpay, professional geologist, to prepare a geological report on the Prosperidad, obtaining a title opinion to the Prosperidad, obtaining audited financial statements and undertake Phase I of the exploration program.

Very few mineral exploration properties ever become producers whereby commercial viable mineralization is extract from the property.   Until we undertake considerable exploration on the Prosperidad our Company is considered an exploration company.

Gold Mineralization on the Prosperidad

Until we complete our Phase II exploration program we will not know if there is any gold on the Prosperidad and even when we have completed Phase II we might not have any indication as to whether there is gold on our mineral claim.  If we do not find any gold on the Prosperidad then we will have to abandon the claim which might lead us to ceasing operations.

Obtaining Mineral Properties in the Philippines

There are two methods in the Philippines in obtaining mineral properties:

1.

Direct purchase from the Department of Energy and Natural Resources; or

2.

Purchase from an existing mineral property owner.

The Company will be required to obtain an Exploration Permit when it commences its exploration work.   Normally this is obtained by the geologist assigned to undertake the exploration program.

During the exploration stage there is no requirement to obtain a bond; only when development of the Prosperidad occurs; meaning the extraction of minerals.  To ensure we have adhered to the environmental requirements the Department of Environmental and Natural Resources and Mines and Geoscience has the right to inspect and demand reclamation work on our property in the event to do not adhere to the requirements.

Additional approvals maybe required from the Department of Environmental and Natural Resources or other governmental departments depending upon the work we will be undertaking on the Prosperidad.  In the event we decided to cut trees we will require a license to cut from the applicable governmental department.  In deposing of waste, being rock and soil material removed during the development stage of the Prosperidad, we will also be required to obtain approves for this.

At the present time we do not know the amount of money which will be required to adhere to all the environmental regulations since only after the completion of Phases I and II will we have some idea of the actual costs required in the future.   Hopefully these costs will not be so prohibitive that we will have to decide to do no further work on the Prosperidad.

Competition

There are many exploration companies in the Philippines and many of them are better financed and have mineral claims where mineral showing are positive.   We are exploration the Prosperidad and will not know until the completion of Phase II whether there are minerals of merit on our claim.   These other mineral companies have more money to hire more employees than we have at the present time.  Many geologists would rather work with a company which can offer them full time employment rather than being employed for a short period of time during our exploration program.  We compete with other mineral resource exploration and development companies for the acquisition of new mineral properties.  These competitors may be able to spend greater amounts of money to acquire mineral properties of merit or on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams

Geological Report on the Prosperidad

Results of previous exploration on or near the Prosperidad has indicated there are some interesting areas for future exploration, hence the Company decided to acquire the mineral claim.

Disclaimer by Alfredo Jumpay, Professional Geologist

In the report prepared by Alfredo Jumpay, he stated that he visited the Prosperidad between September 28 to 30, 2010 subsequent to reviewing various geological reports both historical and current comprising geological surveys, assessment reports, maps and various other documents available.   This allowed him to assess the potential of the Prosperidad as to whether future exploration work should be undertaken.   From this information he was able to recommend a two Phase exploration program as shown above.

Description of the Prosperidad

Prosperidad comprises 1 unpatented mineral claim which is located 55 kilometers North East of the city of Butuan at UTM co-ordinates Latitude 08°34’48”N and Longitude 125°53’47”E. In order to obtain rights to the Prosperidad the Company entered into an agreement with Hernandez Ventures Inc. whereby a 100% interest in the Prosperidad was assisted to it and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Philippines.

The Prosperidad is not situated near any parks or environmentally friendly areas hence there is no environmental concerns. The Prosperidad is not encumbered in any way.  If the Company undertakes an extensive develop program in the future the Department of Ministry of Energy and Natural Resources might require a bond in order to ensure that any needed reclamation work is carried out subsequent to the exploration and/or abandonment of the Prosperdad.

ACCESSIBILITY TO THE PROSPERIDAD, REGIONAL CLIMATE AND LANDSCAPE

Accessibility to the Prosperidad is by the Philippines only highway from Butuan and then reverting to an all weather gravel road to actually reach the Prosperidad. The country side was formed approximately 350 million years ago during a period called the Carbon period.   This period is representative of abundant vegetation which later turned into peat and hence coal and/or large shallow marches.   The area near Butuan has large coal reserves which supply of coal mining industry in existence today.

With the Philippines being situated between 5 and 22 degrees North latitude means that the country has a tropical climate with high temperatures for most of the year and also has relatively high amounts of rain mainly during the months of October to December but there is nevertheless rain every month during the year.  This results in the vegetation being lush since the annual rainfall in approximately between 1 to 1.5 meters.  With the terrain being rather steep 60% of the rainfall tends to run down hill to the sea whereas 40 % seeps through to the island’s underground water aquifier.

Being located in a mining area the city of Butuan does have experienced people to undertake exploration and development work and the city offers all the necessary services needed for an exploration and development:, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. There are many drilling companies and assay facilities in Butuan.

HISTORY

The Philippines is composed of limestone generally of which has been developed over the years from deposits of shell and sand.   The limestone was, over the centuries, pushed upwards, thereby making it possible to find various shells and sea fossils in the upper parts of the mountains. This occurrence is even happening today and is the cause that the Philippine Plate, on which much of the country of the Philippines is situated, is slowly diving under the Eurasian Plate of the mainland of Asia.

Philippines have mountains which are high but have little or no forest cover in many of the areas of these mountains.   The peaks can be as high as 1,000 plus meters. The Philippines is a small island being only 35 kilometres wide and approximately 300 kilometres long.   With the high mountains in parts of the country and the excessive rain at times means the rainwater washes down the slopes into the sea which cause continual erosion of the land.

The Philippines has coal reserves in the central part of the island as well as both gold and copper reserves.   Many of these reserves are being mined.

There has been limited, if any, exploration work on the Prosperidad but it is ready for Phase I of our exploration program.   Phase II will commence once Phase I has properly been evaluated by our geologist and a recommendation is made to the Board of Directors.

GEOLOGICAL SETTING

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusives such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foot hills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

There is electrical power in the area and therefore any requirements during the exploration period will be met.   In the event that there is a power shortage the Company will be able to rent generators to meet its demand.   During Phase I and II there will be no requirements for electrical power since the exploration program will consist of surveying, mapping and sampling.

Stratigraphy

The principal bedded rocks for the area of Prosperidad (and for most of the Philippines for that matter) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Gold, if present, which is in close proximity to the Prosperidad is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.

Intrusive

In general the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins. These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels. Gold occurs also in these sands as placers.

Recent exploration result for gold occurrence in Butuan, is highly encouraging. Gold belt in sheared gneissic rocks is found in three subparallel auriferous load zones where some blocks having 250 to 500 metre length and 1.5 to 2 metre width could be identified as most promising ones.

GEOLOGICAL STRUCTURE:

Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

ROCK TYPES ASSOCIATED WITH THE PROSPERIDAD:

Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites. Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

FOLDING AND FAULTING SETTINGS:

 Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

ENVIRONMENTAL DEPOSITS:

Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

DEPOSIT TYPES

Deposits are from a few millimeters to over a metre thick in places. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the norths triking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

 (i)

steeply dipping northweststriking shears;

(ii)

flatdipping (1040) fractures (flatmakes); and

(iii)

shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

MINERALIZATION

No mineralization has been reported for the area of the Prosperidad but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

EXPLORATION

Previous exploration work has not to Mr. Jumpay knowledge included any attempt to drill the structure on Prosperidad. Records indicate that no detailed exploration has been completed on the property.

PROPERTY GEOLOGY

To the east of the property is intrusives consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanics. The intrusives also consist of a large mass of granodiorite towards the western most point of the property.

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.

DRILLING SUMMARY

No drilling is reported on the Prosperidad.

There are no reserves on the Prosperidad and our Phases I and II are ones of exploration.

We required an exploration license to undertake Phase I of our exploration program.   The license was obtained by our geologist who did the work and the fee was $560 which was included in the total amount for Phase I.   When, and if, a drilling program is recommended we will have to obtain a drilling license but at this time we cannot determine the amount required since it will depend in part as to the number of feet we will be drilling.  This will only occur if our geologist recommends we continue to explore the Prosperidad and determine if there is a reserve thereon.

SAMPLING METHOD; SAMPLE PREPARATION; DATA VERIFICATION

All the exploration conducted will be in according to generally accepted exploration procedures that are consistent with generally accepted exploration practices. No opinion as to the number of soil and other samples we will take during our initial exploration program.   This will be left to the discretion of our geologist.

No other procedures of quality control were employed and no opinion on their lack is expressed.

INTERPRETATIONS AND CONCLUSIONS

The locale of the Prosperidad is underlain by the units of the Precambrian rocks  that are found at those mineral occurrence sites.

These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the Prosperidad.

Potential for significant amounts of mineralization to be found exists on the Prosperidad and it merits intensive exploration.

RECOMMENDATIONS

Alfred Jumpay has recommended a two-stage exploration program as indicated below.

The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the Prosperidad that are mineralized. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Budget

The proposed budget for the recommended work is US$44,575 (Php 1,916,000) is as follows:

Phase I

Program (Paid)	U.S. Dollars	Philippine Pesos

Geological mapping	$ 8,139	350,000
Geological surveying	6,741	290,000

Total of Phase I	14,880	640,000

Phase II

Geochemical surveying and surface sampling (including sample collection and assaying)	29,695	1,276,000

Total of Phases I and II	$ 44,575	1,916,000

For a review of exploration work undertaken on Phase I refer to pages 21-25 inclusive wherein Ricardo Ramos describes the work performed.

Phase II will follow up on a number of significant geological discrepancies that were shown during the geological mapping and surveying done under Phase I.  Mr. Ramos states that these discrepancies justify field follow-up.   In these areas of discrepancies additional soil and rock samples will be taken for assaying in order to determine the mineralization.

With Phase I completed it is estimated that Phase II will take approximately three to four weeks to complete with a minimum of two workers performing the exploration procedures.  We will commence Phase II, when the funds are available, since management has reviewed the results of Phase I with Mr. Ramos and will follow up on the discrepancies shown during the mapping and surveying done under Phase I.

The above conversion rate has been done at PHP 43.2 to US $1.00.

Exploration Program under Phase I

The Company engaged the services of Ricardo Ramos, Professional Geologist, of Quezon City, Philippines who undertook Phase I of the Company’s exploration program.  Our previous geologist, Alfred Jumpay was not available at the time. Mr. Romas has worked as a geologist for the past 18 years and is a member of trhe Geological Society of the Philippines.   He visited the Prosperidad property from October 29th to 31, 2011.   He issued his report entitled “Report on Geological Mapping of the Prosperidad Gold Claim” on December 15, 2011.    The following has been taken from his report.

Introduction

Locally, rocks on and near the property is rich in mineral resources. The high elevation forest of the district have concentrations of heavy minerals like Ilmenite, Rutile, and Zircon which offer scope of exploitation for industrial purpose. These rocks have been tilted to near vertical during widespread normal faulting and basin development related to extensional regional detachment faulting.  A series of trenches and adits in the central property area provide good exposure to the veins.

An integrated geological mapping approach, in which existing geological map data are re-compiled on the basis of the interpretation of aerial photographs, satellite imagery and airborne geophysical data before and during progressing fieldwork provides solutions that meet this requirement, since it facilitates the time-efficient production of consistent up-to-date digital geological map databases covering large regions that can be easily upgraded in future mapping campaigns.

Working Methodology

A seamless coverage of 1:250 000 scale provisional geological maps was prepared during the preliminary phase of the regional geological mapping of the LOT 2 and LOT 3 areas and their extensions in Prosperidad with the objective to produce the most up-to-date geological map coverage over the project areas before fieldwork commenced. The preparatory compilation work comprised the recovery of old airborne geophysical surveys, digitizing of previously published maps, geometric co-registration of the spatial data layers, various image processing and enhancement techniques and knowledge-driven geological image interpretation. In addition to describing the methodology, we present examples of image processing and interpretation results to illustrate how significant geological information was extracted from the multi-source image data sets. The data processing and interpretation tasks were conducted in phase with fieldwork progress

Property Description and Location

Prosperidad Gold Claim has no known environmental concerns or parks designated for any area contained within the claims. The property is surrounded by trees and mostly covered by thin  tropical forest. The geologist identified three quartz filled fractures systems within the sedimentary rocks transecting the central area of property (referred to as the north, central and south veins). The veins are generally one metre in width, parallel to the local schistosity, and can be traced for up to 200 meters on surface.  In some areas, the veins have an estimated width of up to 3 meters. A series of trenches and adits in the  central property area provide good exposure to the veins. The main zone consists of an epithermal quartz filled fault zone found within the local limestone and conglomerate country rocks.  Hematite and carbonate alteration, and chrysocolla mineralization were commonly noted at each sample location within the quartz gangue and the immediate wall rocks. Frequently, quartz veins had a vesicular texture.  The south zone is located approximately 340 meters south of the main zone. This zone has similar mineralogy and orientation to the main zone. The approximate width of the south zone varied from 0.5 to 2 meters (1.5 to 6.5 feet).   The north zone is located 175 meters north of the main zone. Only one vein exposure was identified here. The mineralogy of the north zone and orientation is similar to that of the main and south zones.

Geometric Transformation

All LANDSAT ETM scenes provided to the project were geo referenced on UTM projection, zone.  The required datum transformations became available through a technical report on the adjustment of the old geodetic network of Agusan Del sur, conducted for an urban-environmental management project. Thirty-five LANDSAT ETM scenes covering the LOT 2 and LOT 3 areas and their extensions were re-sampled to fit the MOZNET datum using bicubic re-sampling. The re-registration of the LANDSAT scenes to the MOZNET datum facilitated the registration of GPS stations collected during fieldwork without having to apply datum transformations to the GPS measurements afterwards. The ASTER 1A and 1B scenes are by standard registered on UTM projection with WGS84 datum (equivalent to the MOZNET datum) to a nominal accuracy of 100 meters. They were interactively registered to 1 to 2 pixel accuracy by shifting the scenes until they fitted the GPS track logs within a tolerance of one to two pixels (15–30 meters).

Several enhanced products were derived from the LANDSAT 7 ETM scenes to support geological image interpretation. The enhancement methods that were employed included: linear and interactive contrast stretching of single bands and color composite images and principal component analysis. In generating color composite images from the twenty possible combinations of the six 30-metre bands, the discrimination of rocks (or related soil cover) was considered an important factor in selecting an optimal triplet for discrimination of litho logical units. Another less important factor for consideration was the possibility to detect litho logical variations indirectly expressed as broad-scale geobotanic relationships in natural and semi-natural vegetation communities. The band combinations RGB (red, green, blue) 731 and RGB 732 provided attractive color composites, particularly for LANDSAT scenes acquired over relatively dry areas or during dry periods. Both band triplets exploit the strong and broad absorption features of carbonate and hydroxyl-bearing minerals between about 2.2–2.4 microns, a range overlapping with the wavelength position of ETM band 7. The 731 and 732 band combinations also provide information on the spectral slope between 0.4 and 0.7 microns (the visible range comprising band 1, band 2 and band 3), which is diagnostic for the presence of iron-oxide minerals. Good exposures of carbonate and mica rich rocks typically appear in shades of blue on such cooler composites, whereas rocks with red alteration, due to high contents of iron-oxides, appear in yellow to reddish tones. The use of these diagnostic spectral properties of rocks and derived soil material is obviously hampered in areas with moderate to dense vegetation cover. In these areas, however, subtle geobotanic relationships between natural vegetation communities and their substrate may be exploited by using band combinations that include the prominent and steep slope between the visible red and near infra-red range of the green vegetation spectrum. Hence, RGB 473 was used as an additional combination to maximize spectral discrimination of litho logical units in areas with higher green biomass densities. Principal component analysis was used to exploit the sun illumination of the LANDSAT scenes. PCA generates a new orthogonal set of bands along the lines of maximum variance among the original bands. This effectively minimizes redundant information, particularly because the original bands tend to be highly correlated. The new bands, called principal components, are ordered according to the percentage of variance they explain. The first principal component contains the information that is common among the multispectral bands, which is usually strongly related to the scene illumination. As a result, PC1 provides optimal enhancement of relief features, which may be exploited for outlining litho logical units on their variable geomorphologic expression. PC1 images, for example, appeared to enhance the differences between granites and intrusive rocks of mafic composition and the differences among different felsic suites themselves, as well as the more subtle small-scale linear patterns reflecting differences in the degree of penetrative foliation bedding fabric in various plutonic, metamorphic and sedimentary rock units.

Topography

The gamma-ray spectrometry channels were enhanced and displayed as ternary radioelement maps in RGB color space using linear contrast enhancement with cut-off percentages of 2%. In areas with a very high or low gamma-ray response, stretching intervals were interactively adjusted. The total field and first vertical magnetic derivative grids were enhanced in color-shaded relief images, using an illumination inclination angle and azimuth of respectively 25 and 300 degrees for the relief shading and a rainbow hue spectrum. Diagram below presents color enhancements of the total magnetic intensity and ternary radioelement grids from the merged geophysical surveys. During the course of the compilation phase of the LOT 3 project, digital elevation data with a spatial resolution of 90 meters.   The data were relief-shaded from three different directions using an inclination angle of 30 degrees above the horizon and three declination angles of 270, 315 and 360 degrees. The individual shaded-relief enhancements were combined in a color composite image, such that topographic features were rendered in different colors. Diagram B presents a sub scene of the color shaded relief image that was enhanced interactively during image interpretation through linear contrast stretching to adapt the enhancement to the local prevailing topographic relief characteristics. The resultant relief-shaded color composite image appeared to be particularly useful in tracing the boundaries between Quaternary units. Twenty-eight LANDSAT TM scenes were combined in four image map mosaics that cover the LOT 2 and LOT 3 project areas. The band combination 7-3-1 in RGB was selected, as this provides optimal spectral information for geological interpretation. The mosaic was compiled in several steps, from small to large areas, to keep the color balance in hand and to avoid boundary effects. Histogram matching and/or feathering in the overlap was sometimes needed.

Field Work Planning

Areas of high outcrop density and secondary roads were interpreted from the 15-metre TM band 8 and color composite images of bands 7, 3 and 1 for the entire project area. Most areas of good bedrock exposure can be recognized as positive features in the topographic relief with a rough and 'dotty' image texture. It was difficult to identify the primary and secondary roads, such that only segments of many could be identified. Some roads or paths do not appear to be connected to the paved road network and instead appear to originate from minor settlements in remote areas. Additional roads were identified from color composites of geometrically corrected ASTER scenes, now available. A digital interpretation guide map was prepared to document areas considered of specific interest for follow-up work before the start of the first field season. The interpretation guide shows areas of specific interest as numbered polygons on the interpretation. The polygons are linked to an attribute table with a memo field for details on the reasoning followed during the interpretation, including preliminary geological ideas and hypothesis to be verified during fieldwork. The targets overlap with areas defined in the fieldwork activity plan, previously submitted. The interpretation guide also contains a number of traverse suggestions with concise description of follow-up targets along the traverse Lot 2 and Lot 3.

Rock Sampling

Due to magnetic susceptibility contrasts between the met basalt and met sedimentary units within them. The airborne radioelement concentrations of the Archaean units are generally low with the exception of some granitoid units. The greenstone belts generally display dark green hues and smooth image texture on the LANDSAT ETM color composite images and form linear positive features that outline foliation form lines within the greenstone belts. Met basalts have the darkest tone while schist and psammite are slightly lighter in tone (B,D). On a LANDSAT ETM731 color composite image, the granitoids and gneisses exhibit light pink, white-yellow tones and display moderate to coarse image textures. Isolated Achaean granite-gneiss domes forming circular basement inliers have been outlined on the magnetic data (A) and LANDSAT ETM color composite images (C). Their interpretation is supported by their inferred lower structural position and the similar hue and texture of the units on the LANDSAT color composite images when compared with granitoid and gneiss units on 1:250 000 scale geological maps of the Prosperidad area towards the west.

Sampling preparation, Analysis and Security

Rock and Soil samples were collected under the direct supervision geologist using plastic bags and sealed in the field by the supervisor with security tape.

Samples were transported under supervision of the geologist to the airport at the City of Butuan where they were dispatched by airfreight to the laboratory

Sample Preparation and laboratory in Manila states that the samples showed no signs of any tampering whatsoever.

The following sample preparation procedures were followed by the laboratory:

•  The entire sample was oven dried, sample size was approx  20-25 kg.

•  The sample was passed through a jaw crusher if necessary.

•  The entire sample was pulverized in LM3 ring mills to a specification of at least 85% passing 753.

•  The entire sample was mixed and homogenized prior to sampling for  assay.

•  Assays for gold were carried out on all samples with gold determined by fire assay on 30g sample with AAS finish.

•  Cu, Pb, Zn, Ag - by AAS following conc. HCl and HCl/HNO3/HClO4 leach in latter stages on 1g sample.

•  1 in 34 samples were subjected to repeat assay.

Analytical Results

SAMPLE NO

 Cu,ppm

Pb,ppm

Zn,ppm

Au,ppm

Ag,ppm

170070

70

15

50

.04

 0.5

169070

61

<5

92

.03

<0.5

168070

56

5

71

.01

<0.5

167070

35

<5

22

.02

<0.5

170071

115

5

99

.02

<0.5

169071

102

<5

72

<.01

<0.5

168071

72

<5

65

<.01

0.5

167071

85

<5

90

.01

<0.5

166071

118

5

112

.02

<0.5

165071

128

<5

65

.01

<0.5

164071

90

11

98

.01

<0.5

168072

80

10

60

.04

 0.5

167072

101

5

82

.02

<0.5

166072

65

<5

38

.01

<0.5

165072

76

5

23

.02

<0.5

164072

112

20

81

.04

<0.5

168073

100

10

78

.01

0.5

167073

79

5

65

<.01

0.5

168074

85

<5

12

.01

0.5

167074

115

12

104

.03

<0.5

169075

140

<5

56

.01

<0.5

168075

94

11

89

.01

<0.5

167075

138

<5

56

.01

<0.5

166075

90

11

98

.01

<0.5

169076

102

10

80

.04

 0.5

168076

97

5

78

.02

<0.5

167076

65

<5

38

.01

<0.5

166076

76

5

23

.02

<0.5

168077

112

30

81

.04

<0.5

167077

70

40

50

.04

 0.5

166077

96

5

92

.03

<0.5

168078

87

<5

71

.01

<0.5

167078

55

<5

32

.02

<0.5

167079

110

5

100

.02

<0.5

Conclusion and Recommendation

The setting of the Prosperidad Gold Mine is triggered by the units of the Precambrian rocks that are found at those mineral sites. Grass-root exploration has been conducted and surveyed. Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area. Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.  We have presented the data processing and integration methodology and a summary of geological image interpretation results that supported the regional geological field mapping component of LOT 2, LOT 3 and their extensions. We have shown that the integrated enhancement and digital interpretation of airborne geophysical, optical remote sensing and SRTM data lend themselves to extract a large number of litho logical and structural patterns.

These patterns appeared to be regionally consistent and supported geological map compilation in combination with insights obtained from geological field mapping. Integrated image enhancement, in which image data of higher spatial resolution substituted the intensity of the ternary radioelement color composite, proved to be very effective for geological mapping. It was by far the most useful enhancement technique for outlining bedrock units in the Precambrian basement and helped in analyzing relationships between the Phanerozoic sedimentary cover, landscape morphology and topography. A systematic comparison of the newly published geological map coverage and the image database will highlight a number of geologically significant discrepancies that justify field follow- ups in a variety of terrains and for a variety of purposes. However, based on field observations, laboratory results, and reviews of available geological and historical data, further exploration work is warranted at the property.

Gold Mineralization on the Prosperidad

Until we complete our two Phase exploration program we will not know if there is any gold on the Prosperidad and even when we have completed these two programs we might not have any indication as to whether there is gold on our mineral claim.  If we do not find any gold on the Prosperidad then we will have to abandon the claim which might lead us to ceasing operations.

Other Mineralization on the Prosperidad

Once we complete Phase II, we will have a better understanding of the mineralization on the Prosperidad.

Effect of Existing or Probable Governmental Regulation in the Philippines

Government and environmental regulations exist in the Philippines and our exploration plans are subject to these various federal, state and local laws.  The rules are dynamic and are generally becoming more demanding as we approach the mining stage, which in our case might never happen.  Our plans aim to safeguard public and environmental health.  We are currently in compliance with all material mining, health, safety, and environmental statutes of the Republic of the Philippines.  Requirements for health, safety and environmental are not onerous on us during the exploration stage since basically we will not be disturbing any fish life in the small streams located on the Prosperidad, up-rooting trees and shrubs or causing a change in the land scrape.   There is no bonding requirement for us during the exploration stage.  Nevertheless, if we do disburse the landscape the Government will require us to put the area back into the same condition it was prior to our exploration.

If, and when, if ever, we are fortunate to consider developing a mine on the Prosperidad, the following requirement will have to be adhered to.

Mine safety and environment protection will have to comply with the requirements of safety and sanitary as set forth by the Secretary of Mines for the Philippines under Republic Act No. 7305.  No person under 16 years of age shall be employed in any phase of the mining operation and no person under 18 years of age will be allowed below ground.   If more than 50 workers are employed there has to be at least one licensed mining engineer with at least 5 years of experience in mining operations.

The regional director shall have exclusive jurisdiction over the safety inspection of all installations, surface and underground.

Every mining company will undertake an environmental protection and enhancement program covering the period of the mineral agreement or permit.  Such environmental program shall be incorporated in the work program which the mining company has submitted as accompanying documents in obtaining their mining permit.  This program shall set forth the steps for rehabilitation, regeneration, revegetation and reforestation as well as what will be done to any and all tailing ponds.   None of the above impacts our Company during its exploration periods.

The cost and effect of compliance with environmental laws at this time is undeterminable by us.

The main agency that governs the exploration of minerals in the Philippines is the Mineral Resources Department of the Ministry of Energy and Mineral Resources.  The Ministry of Energy and Mineral Resources manages the development of public conservation lands and implements policies and programs respecting their development while protecting the environment.

We will be subject to ensuring, during our exploration programs. that there are no environmental impacts which affect streams on the Prosperidad which could endanger the fish and other small wildlife.   We are able to clear away small brush but any large trees are subject to the Department of Forestry and permission to cut must be obtained.  At the present time both Phase I and II should have no environmental impact on our claim. There is no bonding requirements for us but the geologist used in our exploration program must be fully bonded and approved by the Department of Environmental and Natural Resources.

When we commenced exploration on the Prosperidad, the Department of Mines in the Philippine required us to complete and submit a Form MGB 50-1 along with a fee of $560.  This is a licensing fee and was paid in full prior to the commencement of Phase I.

A new license can take up to 30 days to process and the renewal of an existing license takes up to 14 days to process.   There are no bonding requirements for the Company but the mining company used for exploration purposes must be fully bonded and approved by the Department of Environmental and Natural Resources (DENR) and Mines and Geoscience.   The DERN also has the right to inspect the Company’s property on demand to ensure all criteria are being met.

Changes to current federal, state and local laws in the jurisdiction in which we operate may require additional costs and financing.  These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

The Company’s Main Product

At present we do not have a main product since we have not defined an ore reserve on the Prosperidad and hence are unable to sell any minerals.   We are exploring for gold which if found will be our main product.

Plant and Equipment

With the Philippines being a hub for mining activities in Asia, ultra modern equipment is used by the various mining companies.   The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

There is no plant or equipment on the Prosperidad at the present time and it is expect that during Phase II there will be no need for either plant or equipment.

Additional Mineral Claims

Our Company has only one mineral claim, being the Prosperidad as more fully described above.   It has no intention at the present time to acquire an additional mineral claim.  The Company wishes to focus its attention on the exploration program on the Prosperidad.

Employees

As of August 31, 2012, our Company did not have any employees either part time or full time other than its directors and officers.  In exploring the Prosperidad it will use the services of qualified geologists who will only be retained during the exploration program.   Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

Our previous geologist, Alfredo Jumpay, was not engaged either full time or part time by the Company since the date of his report; being October 2010.   No agreement was made with him, either verbally or in writing, indicating he was employed with our Company.  When Phase I was undertaken, Mr. Jumpay was unable to undertake the work due to other commitments and the Company hired Ricardo Ramos to do the work under Phase I and prepare a report on his findings.   No agreement in writing was entered into with Mr. Ramos to undertake the work on Phase I.  He merely agreed to do the work and prepare the geological report on his findings.   Once his report was completed Mr. Ramos ceased his association with our Company until such time as we might required his services again.

Our executive officers do not work full time for our Company but during the present period are devoting approximately 30 hours a month for John Ngitew and 20 hours a month for Grace Parinas on the affairs of our Company.  Our President was instrumental in incorporating the Company, having a mineral property identified to our Company, seeking a geologist to visit the claim and subsequently prepare a geological report on the Prosperidad and recommend a work program in addition to identifying professional help such as an attorney, auditors and transfer agent.

We are not a party to any employment contracts or collective bargaining agreements.   The Philippines area has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologist and mining consultants.  In addition, there is no lack of worker and consultants initially on a part time basis.

Risk Associated with the Prosperidad

Our Company is aware of certain risk associated with the Prosperidad as follows:

1.

We realize that any money spent on the Prosperidad might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.

We realize that even though we actual discover mineralization on the Prosperidad that it might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals.

3.

Because we are small and have not undertaken sufficient exploration work on the Prosperidad we might find it extremely difficult to raise money for future exploration work. If our directors wish to continue exploring they may have to contribute the funds to the Company themselves.

4.

We have never undertaken a survey of the Prosperidad to determine the exact boundaries of our claim. If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries.This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

5.

Mining has many risks attached to it which we are presently not insured against and may never be. For example, the Prosperidad might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention. Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

The Company is not a party to any employment contracts or collective bargaining agreements.   The Philippines area has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologist and mining consultants.  In addition, there is no lack of worker and consultants initially on a part time basis.

Competition

In the Philippines, there are numerous mining and exploration companies, both big and small.   Every mining company is constantly seeking mineral properties of merit and most of them will have the funds to acquire and explore these properties.  Our Company does not have the funds at this time to compete with these mining companies and it might never have the funds to compete.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies.   Success will largely depend on our Company’s ability to attract talent from the mining industry in the Philippines.

Even though we have the rights to the Prosperidad there is no guarantee we will be able to raise sufficient funds in the future to adequately explore the claim.   We might have to seek out a joint venture partner thereby losing percentage interest in the Prosperidad.   In the event we are unable to pay our proportional share of the exploration costs we might be forced to dilute our interest in the Prosperidad.

If we are successful in discovering an ore body we might not be able to find refineries to mill the ore at a reasonable rate and hence might not be able to commence commercial production.   At this time the Company does not have any contractual agreements with a refining company and there is the distinct possibility it might never have.  There is no assurance that the Company’s mineral expansion plans will ever be realized.

Effect of Existing or Probable Governmental Regulation in the Philippines

Government and environmental regulations exist in the Philippines and our exploration plans are subject to these various federal, state and local laws.  The rules are dynamic and are generally becoming more demanding as we approach the mining stage, which in our case might never happen.  Our plans aim to safeguard public and environmental health.  We are currently in compliance with all material mining, health, safety, and environmental statutes of the Republic of the Philippines.  Requirements for health, safety and environmental are not onerous on us during the exploration stage since basically we will not be disturbing any fish life in the small streams located on the Prosperidad, up-rooting trees and shrubs or causing a change in the land scrape.   There is no bonding requirement for us during the exploration stage. Nevertheless, if we do disburse the landscape the Government will require us to put the area back into the same condition it was prior to our exploration.

If, and when, if ever, we are fortunate to consider developing a mine on the Prosperidad, the following requirement will have to be adhered to.

Mine safety and environment protection will have to comply with the requirements of safety and sanitary as set forth by the Secretary of Mines for the Philippines under Republic Act No. 7305.  No person under 16 years of age shall be employed in any phase of the mining operation and no person under 18 years of age will be allowed below ground.   If more than 50 workers are employed there has to be at least one licensed mining engineer with at least 5 years of experience in mining operations.

The regional director shall have exclusive jurisdiction over the safety inspection of all installations, surface and underground.

Every mining company will undertake an environmental protection and enhancement program covering the period of the mineral agreement or permit.  Such environmental program shall be incorporated in the work program which the mining company has submitted as accompanying documents in obtaining their mining permit.  This program shall set forth the steps for rehabilitation, regeneration, revegetation and reforestation as well as what will be done to any and all tailing ponds.   None of the above impacts our Company during its exploration periods.

The cost and effect of compliance with environmental laws at this time is undeterminable by us.

The main agency that governs the exploration of minerals in the Philippines is the Mineral Resources Department of the Ministry of Energy and Mineral Resources.  The Ministry of Energy and Mineral Resources manages the development of public conservation lands and implements policies and programs respecting their development while protecting the environment.

We will be subject to ensuring, during our exploration programs. that there are no environmental impacts which affect streams on the Prosperidad which could endanger the fish and other small wildlife.   We are able to clear away small brush but any large trees are subject to the Department of Forestry and permission to cut must be obtained.  At the present time both Phase I and II should have no environmental impact on our claim. There is no bonding requirements for us but the geologist used in our exploration program must be fully bonded and approved by the Department of Environmental and Natural Resources.

When we commenced exploration on the Prosperidad, the Department of Mines in the Philippine required us to complete and submit a Form MGB 50-1 along with a fee of $560.  This is a licensing fee and was paid in full prior to the commencement of Phase I.

A new license can take up to 30 days to process and the renewal of an existing license takes up to 14 days to process.   There are no bonding requirements for the Company but the mining company used for exploration purposes must be fully bonded and approved by the Department of Environmental and Natural Resources (DENR) and Mines and Geoscience.   The DERN also has the right to inspect the Company’s property on demand to ensure all criteria are being met.

Changes to current federal, state and local laws in the jurisdiction in which we operate may require additional costs and financing.  These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

The Company’s Main Product

At present we do not have a main product since we have not defined an ore reserve on the Prosperidad and hence are unable to sell any minerals.   We are exploring for gold which if found will be our main product.

Plant and Equipment

With the Philippines being a hub for mining activities in Asia, ultra modern equipment is used by the various mining companies.   The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

There is no plant or equipment on the Prosperidad at the present time and it is expect that during Phase II there will be no need for either plant or equipment.

Additional Mineral Claims

Our Company has only one mineral claim, being the Prosperidad as more fully described above.   It has no intention at the present time to acquire an additional mineral claim.  The Company wishes to focus its attention on the exploration program on the Prosperidad.

Employees

As of August 31, 2012, our Company did not have any employees either part time or full time other than its directors and officers.  In exploring the Prosperidad it will use the services of qualified geologists who will only be retained during the exploration program.   Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

Liquidity and Capital Resources

Over the next twelve months our company will need the following funds to carry on its business not including the completion of Phase I which has already been paid in the amount of $14,880.

Estimated expenses	Amount	Purpose

Bookkeeping services	$ 3,640	Preparation of the accounts each quarter for submission of our Company’s independent public accountants.
Independent accountants	5,700	Examination of the year end financial statements and review of the various quarterly financial statements.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration – Phase II	29,695	Phase II when the funds are available
Office and miscellaneous	1,000	Estimated Office supplies, etc.
Transfer agent’s fees	1,500	Issuance of share certificates and other matters.

Estimated expenses	$ 42,185

The above does take into consideration Phase II which, hopefully, will be completed when the funds are available.  The estimated cost of Phase II is $29,695.    The net cash on hand as at August 31, 2012 if all expenses are considered as shown above is as follows:

Estimated expenses for the twelve months as shown above	$ 42,185
Less cash on hand as at August 31, 2012	47,617
Additional cash on hand	$ 5,432

Similar during Phase I, in Phase II, we will be using the service of a qualified geologist who will be responsible for hiring the workers he requires.  If neither Messrs. Jumpay nor Ramos is available to undertake the exploration work under Phase II then we will engage the services of another professional geologist.    This qualified geologist will be responsible for the completion of the Phase II.   Once Phase II is completed all workers, including the supervising geologist used for the exploration work during Phase II, will no longer be needed and therefore will not be retained.   We do not want to hire any employees on a full time basis since we do not have the funds available to pay them over a long period of time.

In addition we will not purchase any equipment over the next twelve months.   Rather we will rent what equipment we need from suppliers in Butuan.   This will reduce our outflow of cash over the next twelve months.

We Require Additional Capital but Have No Operating History

If we decide to carry out our exploration program after completion of Phase II we will require additional funds..   We have not given, at this time, any consideration as to how we will raise these funds but some of the options are as follows:

●	obtain further advances from our two directors:

●	undertake either a private placement of our common stock or a public offering once we have been quoted on the OTCBB: or

●	interest a third party to take a percentage interest in the Prosperidad for the advancing of funds to complete future exploration work.

One of the major concerns to management is that it might take a substantial investment of capital to bring the Prosperidad into a stage of production.   During the exploration stage we might incur expenses we had not accounted for due to the following:

●	cost overruns due to increases charges for equipment and/or workers;

●	delays in starting our exploration whereby we have commitments to existing worker and the timing of using equipment;

●	adherence to governmental regulations due to a change in the Mining Act; or

●	the price on the world market for gold has decrease to a point that management has to decide to defer exploration until such a time when gold prices strengthen.

We have no operating history in which a potential investor can assess our past performance due to our Company being newly incorporated and limited exploration work has been performed on the Prosperidad.  Being relatively newly incorporated might mean that any future financing will come at a cost unacceptable to us and therefore not allow us to proceed with the future exploration and development of the Prosperidad.

If we are unable to raise funds after the completion of the next twelve months either from our directors or through the issuance of shares in a private placement or public offering we might have to consider interesting a third party to take a percentage interest in the Prospecidad.  No joint venture arrangements are being considered by our directors at this time.   This would be an avenue to consider if we found that we were unable to raise any money from the directors or issuance of shares from Treasury.  In addition, we would have to have favorable results from our exploration program or no third party would consider financing us.

Overview

Since our incorporation on September 14, 2010 we have incurred losses as at August 31, 2012 of $40,672.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this prospectus have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exits on Prosperidad until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Period from September 14, 2010 to August 31, 2012.

From September 14, 2010 (date of our incorporation) to August 31, 2012, we have incurred a cumulative net loss of $40,672.  The following analysis set forth the various expenses we have incurred since our incorporation:

	Three months ended Aug. 31, 2012	Three months ended Aug. 31, 2011	Nine months ended Aug. 31, 2012	Nine Months ended Aug. 31, 2011	From Sept. 14, 2010 (date of inception) to Aug. 31, 2012

Accounting and auditing (*)	$ 1,225	$ -	$ 8,617	$ 1,186	$ 9,737
Consulting	5,000	-	5,000	-	5,000
Exploration	-	1-	-	2,500	17,380
Filing fees	-	-	-	-	1,189
Impairment of mineral claim cost	-	-	-	-	5,000
Incorporation costs	-	-	-	-	489
Legal	-	-	1,500	-	1,500
Office	94	-	311	-	377

Total Expenses	$(6,319)	$ -	$ (15,428)	$ (3,686)	$ 40,672

(*)

The nine months ended August 31, 2012 amount includes audit fees for the year ended November 30, 2011.

Balance Sheet as of August 31, 2012

Our cash position as at August 31, 2012 was $47,617 compared with our cash position as at November 30, 2011 being $25,942.  The cash position as at September 30, 2012 was $46,817.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 50,000,000 common shares at a price of $0.001 per share for a total amount of $50,000.

As at August 31, 2012 we have the following accounts payable:

Bookkeeping services (*)	$ 2,912	Preparation of the accounts for submission to our independent accountants
Office expenses	84	Photocopying and courier charges

Total accounts payable	$ 2,996

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements for submission to Madsen & Associates CPA’s Inc., our independent accountants. The bookkeeping service is not our Chief Executive Officer and is not affiliated with our Chief Executive Officer.

Our total stockholders’ equity as of August 31, 2012 was $9,328 and as of November 30, 2011 was $24,756.   Our issued and outstanding shares as of August 31, 2012 were 50,000,000 common shares.

Milestones We Must Achieve

The milestones we must achieve are as follows:

1.

Analysis of Phase I of our exploration program which has been completed and is in the process of being evaluated by both management and Ricardo Ramos.  To date the amount paid for Phase I was $14,880.

2.

Completion of Phase II during the late fall of 2012 will be at a cost of approximately $29,700.
This program should include sample assays which will assist in determining the mineralization on the Prosperidad.

3.

Financial statements for the year ended November 30, 2012 estimated to be completed by the middle of January 2013 at a cost of approximately $5,000.

4.

Our registration statement become effective on August 30, 2012 and it is our intension to find a market maker to file a Form 211 so that our shares can be quoted on the OTCBB.   It is our understanding there is no cost associated with this process other than minor expenses for printing and delivery of documents; such cost estimated at less than a $1,000.

Trends

Management is unaware of any trends either currently or in the past which will have an impact on our operations.   Any known risks to our shareholders are detailed starting on page 32 under “Risk Factors”.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this prospectus.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings to which Lingas is a party or to which the Prosperidad is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A

RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Lingas contained in this Form 10-Q, you should consider many important factors in determining whether to purchase shares in our Company. The following risk factors reflect all known potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with our Company:

Since our auditors have issued a going concern opinion and although our officers and directors have agreed to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.  If we do not raise additional capital through the issuance of treasury shares or loans to Lingas we will be unable to conduct exploration activity on the Prosperidad.  In addition, in the event we are unable to raise additional capital we will have to cease operations and go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2012, the date of our most recent quarterly financial statement, was $40,672.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to discover an ore body on the Prosperidad;
*	our ability to locate a profitable mineral property other than the Prosperidad if need requires it;
*	our ability to generate revenues from the Prosperidad
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the exploration of the Prosperidad. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We are governed by only two people, John C. Ngitew and Grace E. Parinas, which may lead to faulty corporate governance.

We have two directors and two executive officers who make all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  None compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Since substantially all of our assets, directors and officers are outside the United States it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our officers and directors.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States.  We were incorporated in the State of Nevada and have an agent for service in Carson City, Nevada.  Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation.  Our agent for service will not, however, accept service on behalf of any of our officers or directors.  All of our directors and officers are residents of the Philippines and neither of them have an agent for service in the United States.  Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We must attract and maintain key personnel or our business will fail.

Our Company’s success depends on the acquisition of key personnel who are specialist in their area of expertise.  Unfortunately our Company will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees.  These companies may be better financed, have more exploration and development properties than what our Company has. If our Company cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We were recently incorporated in the State of Nevada, have a lack an operating history and have yet to make any revenues.  If we cannot generate any profits, you may lose your entire investment.

We were a recently incorporated company in the State of Nevada and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are an exploration company and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have a loss of $40,672. There is no guarantee, unfortunately, that we may ever be able to turn a profit.

International operations in the Philippines are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant in our business dealing in the Philippines. Exchange rate changes between the Philippine currency and the U.S. Dollar may also adversely affect our successful operations.

We have no known ore reserves and we cannot guarantee we will find any gold mineralization or, if we find gold mineralization, that it may be economically extracted. If we fail to find any gold mineralization or if we are unable to find gold mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Prosperidad, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfil these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property.  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decision may not take into account standard engineering or managerial approaches which geological company to use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.   Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Lingas.  Unless our part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Lingas and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on the Prosperidad will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the Prosperidad into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Even though our two directors and officers have agreed to contribute funds to our Company there is no assurance this will occur.

Even though our two officers and directors have agreed to contribute funds to cover any shortage of funds in order that the Company can complete Phase II and cover all expenses for the next year, there is no assurance, due to having no written agreement with our directors regarding this contribution, that they will be willing or able to provide the funds as required.

Neither of our two directors has visited the Prosperidad.

Our two directors have not visited the Prosperidad.  Without visiting the Prosperidad our two officers and directors do have any personal knowledge of the claim and its mineralization.  They will have to rely upon the advice of the geologists working the claim during the exploration period.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our officers and directors, collectively, will be devoting only approximately 25% of their time each month to the business of our Company; John Ngitew being 30 hours and Grace Parinas being 20 hours each month.  When our Company becomes a reporting company it will have to meet the various requirement of filing periodic reports with the SEC as well as overseeing the activities on the Prosperidad.  With our directors having other business interests this might restrict some of the time they could spend on the activities of our Company.  Both our exploration activities and reporting requirements might suffer.

There is no assurance our Company will have access to all the exploration supplies and materials we will need to undertake our recommend exploration program on the Prosperidad.

To date I we have not contacted any suppliers of material we will need in our exploration program.   We do not know if the equipment and supplies required will be available when we start our exploration program due to other exploration companies requiring the same equipment and supplier.   In addition, there might be shortages due to the prior use of the supplies and materials.  If we cannot find the products and equipment needed at the time, we might have to suspend our exploration plans until we do find the products and equipment we need.

No matter how much money is spent on the Prosperidad, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might spend considerable capital on exploring of the Prosperidad  without finding anything of value.  It is very likely the Prospertidad does not contain any reserves so any funds spent on exploration will probably be lost.  No matter how much money is spent on the Prosperidad, we might never be able to find a commercially viable ore reserve.

Even with positive results during exploration, the Prosperidad might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Prosperidad is in excess of the selling price of such minerals, we would not be able to develop the claim.  Accordingly even if ore reserves were found on the Prosperidad, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Prosperidad and seek another mineral property to develop, or cease operations altogether.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

 Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Prosperidad, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards.

We are vulnerable to the change of the world gold supply, demand and prices.

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011) London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

Risks Associated with our Shares:

Our officers and directors will own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 50,000,000 shares of common stock representing approximately 100% of our outstanding shares.  Our directors and officers have registered for resale 25,000,000 of their shares.  Assuming that our directors and officers sell the 25,000,000 shares they have registered for resale, they will still own 25,000,000 shares of common stock representing 50% of our outstanding shares.  As a result, our directors and officers will have the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares that would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.   Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and
●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this prospectus, we estimate that it will take us between eighteen to twenty four weeks to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

 Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended November 30, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Lingas’ Registration Statement on Form S-1 filed on February 6, 2012 Registration No. 333-179390)

3(i)	Articles of Incorporation (incorporated by reference from Lingas’ Registration Statement on Form S-1 filed on February 6, 2012, Registration No.333-179390)

3(ii)	By-laws (incorporated by reference from Lingas’ Registration Statement on Form S-1 filed on February 6, 2012, Registration No. 333-179390)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Lingas’ Registration Statement on Form S-1 filed on February 6, 2012 Registration No. 333-179390)

31.1

     Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley

         Act of 2002 (*)

31.2

     Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley

         Act of 2002 (*)

32.1

     Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

     Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.INS XBRL Instant Document (*)

101 SCH XBRL Taxonomy Extension Schema Document (*)

101 CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGAS RESOURCES, INC.
(Registrant)

Date: October 10, 2012	“John C. Ngitew”
JOHN C. NGITEW Chief Executive Officer, President and Director

Date: October 10, 2012	”Grace E. Parinas”
GRACE E. PARINAS Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, John C. Ngitew, certify that:

1.

I have reviewed this Form 10-Q of Lingas Resources, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 10, 2012

“John C. Ngitew”

John C. Ngitew

Chief Executive Officer and President

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Grace E. Parinas, certify that:

1.

I have reviewed this Form 10-Q of Lingas Resources, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 10, 2012

”Grace E. Parinas”

Grace E. Parinas

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Resources, Inc. (the “Company”) for the nine months ended August 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, John C. Ngitew, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 10, 2012

“John C. Ngitew”

John C. Ngitew

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Resources, Inc. (the “Company”) for the nine months ended August 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Grace E. Parinas, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 10, 2012

“Grace E. Parinas”

Grace E. Parinas

Chief Accounting Officer

Chief Financial Officer and Director

48