Form 10-K
period 2012-11-30
Lingas Resources, Inc.
filed 2013-02-25
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2012

( )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-179390

LINGAS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0372219
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

469 Pujols Avenue, Fort Benafacio
Manila, Philippines
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (632) 211-6739

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [   ]  Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes

[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]

Accelerated filer

          [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $50,000 as of October 2, 2012, based on the registered resale of securities at a price of $0.001 per share.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

February 25, 2013: 50,000,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1.  BUSINESS

History and Organization

The following is only a summary of the information, financial statements and the notes included in this Form 10-K.  Unless the context indicates or suggests otherwise, the terms “Lingas”, the “Company”, “we,” “our” and “us” means Lingas Resources, Inc.

Our Business

We were incorporated on September 14, 2010 pursuant to the laws of the State of Nevada.

Our address in the Philippines is at 469 Pujols Avenue, Fort Beneafacio, Manila and with our telephone number being (632) 211-6739. Our office is located in the private resident of the President of our Company and until such time as the Company can afford to rent its own facilities this arrangement will serve as our office.  To date there has been no charge for the use of this office.

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

Our Company is a U.S.-based precious metals exploration company with the objective of becoming a premier gold producer. The Company is currently focused on the advancement of its only mineral claim; the Prosperidad located in the Philippines.  The Company has now completed Phase I of its exploration program and the results are shown on page 22 under the heading of “Exploration Program under Phase I.

There is no assurance that a commercially viable mineral deposit or reserve exists at our mineral claim or may exist until sufficient and appropriate exploration is completed and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of a substantial amount of capital, capital which we do not currently have and may never be able to raise.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since September 14, 2010 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start-up company and will suffer all the problems of being a start-up company as follows:

●	possible delays in exploring the Prosperidad and experiencing cost overruns;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

The shareholders may read and copy any material filed by Lingas with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Lingas has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Lingas has no website at this time.

ITEM 1A        RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Lingas contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares in our Company.  The following risk factors reflect all known potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2012, the date of our most recent annual financial statement, was $46,172.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We were a recently incorporated company in the State of Nevada and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are an exploration company and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have a loss of $46,172. There is no guarantee, unfortunately, that we may ever be able to turn a profit.

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

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on the Prosperidad will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

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

Even though our two officers and directors have agreed to contribute funds to cover any shortage of funds in order that the Company can complete Phase II there is no assurance, due to having no written agreement with our directors regarding this contribution, that they will be willing or able to provide the funds required to complete Phase II.

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

To date we have not contacted any suppliers of material we will need in our exploration program.   We do not know if the equipment and supplies required will be available when we start our exploration program due to other exploration companies requiring the same equipment and supplier.   In addition, there might be shortages due to the prior use of the supplies and materials.  If we cannot find the products and equipment needed at the time, we might have to suspend our exploration plans until we do find the products and equipment we need.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals. Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,720 (2012) London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

Risks Associated with this Offering:

Our officers and directors will own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers sold under our effective registration statement 25,000,000 of their shares to other investors.  They still own 25,000,000 shares of common stock representing 50% of our outstanding shares.  As a result, our directors and officers will have the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

If and when a market develops for our shares our shares, they may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If and when a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Even though our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, stocks traded on the OTCBB are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

PROSPERIDAD CLAIM

The Prosperidad was acquired by our Company from Herandez Ventures Inc. in September 2010 for the sum of $5,000 which included a geological report.

We have acquired a 100% interest in the Prosperidad consisting of a 7 unit claim block containing approximately 94.5 hectares (approximately 250 acres).  The Prosperidad is located 55 kilometers (37.5 miles) southeast of the city of Butuea and 60 kilometers (41 miles) northeast of city of Bislig, both located in the Philippines.  We have undertaken Phase I of our exploration program but need funds to start and complete Phase II.  The directors and officers have agreed to contribute funds to cover this shortage of funds in order that the Company, if required, can complete Phase II of its exploration program.   No written agreement has been entered into.  The Company will move forward with further exploration activities once the above mentioned funds are available.  Once the funds are available, the Board and Directors in consultation with our geologist will determine the exact date of commencement of Phase II.

The Company is currently performing no exploration activities on the Prosperidad until such time as it receives the funding to do so.

Based on the recommendation of Ricardo Ramos as set forth in his report dated December 15, 2011 wherein he indicated in his geological report that “based on field observation, laboratory results, and reviews of available geological and historical data, further exploration work is warranted on the property” management has decided to proceed with Phase II when the Company has adequate funds to do so.

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

Prosperidad Gold Claim
October 1st 2010
Tandag City
Butuan City
4 inches = 55km
Prosperidad
AGUSAN DEL SUR
MINDANAO
City
Prosperidad Mine
Road
Legend

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

Competition

There are many exploration companies in the Philippines and many of them are better financed and have mineral claims where mineral showing are positive. We are exploring the Prosperidad and will not know until the completion of Phase II whether there are minerals of merit on our claim.   These other mineral companies have more money to hire more employees than we have at the present time.  Many geologists would rather work with a company which can offer them full time employment rather than being employed for a short period of time during our exploration program.  We compete with other mineral resource exploration and development companies for the acquisition of new mineral properties.  These competitors may be able to spend greater amounts of money to acquire mineral properties of merit or on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

Geological Terms

Various geological terms used in this Form 10-K is defined in the following definitions.

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

GEOLOGICAL STRUCTURE

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

For a review of exploration work undertaken on Phase I refer to pages 22 to 32 inclusive wherein Ricardo Ramos describes the work performed.

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

170070
169070
168070
167070
170071
169071
168071
167071
166071
165071
164071
168072
167072
166072
165072
164072
LOT2
LOT2/3 extension
168073
167073
166073
168074
167074
169075
168075
167075
166075
169076
168076
167076
166076
LOT3
168077
167077
166077
168078
167078
167079
0
100
200
400
km

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

Samples were transported under supervision of the geologist to the airport at the City of Butuan where they were dispatched by airfreight to the laboratory.

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

●  1 in 34 samples were subject to repeat assay.

170071
168071
168072
166071
165071
164071
165072
164072
166073
169075
167075
167070
168070
167074
169076
168076
166076
168077
166077
168078
167079
500.0
375.0
250.0
125.0
0.0
-125.0
-250.0
Soil Sample Location
N
1km
PROSPERIDAD GOLD CLAIM
Prosperidad, Philippines

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

Employees

As of November 30, 2012, our Company did not have any employees either part time or full time other than its directors and officers.  In exploring the Prosperidad it will use the services of qualified geologists who will only be retained during the exploration program.   Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

Our previous geologist, Alfredo Jumpay, was not engaged either full time or part time by the Company since the date of his report; being October 2010.   No agreement was made with him, either verbally or in writing, indicating he was employed with our Company. When Phase I was undertaken, Mr. Jumpay was unable to undertake the work due to other commitments and the Company hired Ricardo Ramos to do the work under Phase I and prepare a report on his findings.   No agreement in writing was entered into with Mr. Ramos to undertake the work on Phase I.  He merely agreed to do the work and prepare the geological report on his findings.   Once his report was completed Mr. Ramos ceased his association with our Company until such time as we might require his services again.

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

4.

We have never undertaken a survey of the Prosperidad to determine the exact boundaries of our claim.   If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries.   This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

5.

Mining has many risks attached to it which we are presently not insured against and may never be.   For example, the Prosperidad might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention.   Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Lingas is a party or to which the Prosperidad Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Lingas’s date of inception.  Management has not set a date for an Annual General Meeting of Stockholders.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Only recently has Lingas’ common shares been quoted on the OTCBB.  Lingas has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at November 30, 2012, Lingas had 36 shareholders; two of these shareholders are officers and directors of Lingas.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Lingas’ inception.

There are no outstanding warrants or conversion privileges for Lingas’ shares.

ITEM 6.

SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.mThis information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended November 30, 2012	September 14, 2010 (date of inception) to November 30, 2012

Revenue	$ -	$ -
Exploration expenses	-	22,380
General and Administrative	20,928	23,792
Net loss	(20,928)	(46,172)

Weighted average shares outstanding (basic)	50,000,000
Weighted average shares outstanding (diluted)	50,000,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash	$ 41,878
Prepaid expenses	1,250
Total assets	43,128
Total liabilities	39,300
Total Stockholders’ Equity	3,828

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-K contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-K. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-K;

●	our future projected earning and cash flows;

●	the expansion of our business and its operations over the next few years;

●	Our future expectations of development projects.

These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of risks and uncertainties, which could cause our actual results, performance and financial condition to differ materially from our expectation.

Consequently, these cautionary statements qualify all of the forward-looking statements made in this Form 10-K. We cannot assure you that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they would have the expected effect on us or our business or operations.

Our Business

Our Company is classified as an exploration company and not a pre-exploration company since we have commenced exploration on the Prosperidad.  Other than undertaking Phase I of our exploration program we have no history in which an investor could evaluate us. We have not generated any revenue and the chances of generating any revenues during the next several years are slight. The Prosperidad is in the early stage of exploration and there is no assurance we will be able to find any mineralization on our claim that is worth extracting.   Unless we are able to derive some revenue from the Prosperidad we might have to abandon the claim and eventually cease to operate.

There is no assurance that a commercially viable mineral deposit or reserve exists at our mineral claim or may exist until sufficient and appropriate exploration is completed and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of a substantial amount of capital, capital which we do not currently have and may never be able to raise.

We do not have any ore body and have not generated any revenues from our operations.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Prosperidad Gold Claim.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  We have discussed this matter with our officers and directors.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

Our future financial success will be dependent on the success of the exploration work on the Prosperidad Gold Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Republic of Fiji and foreign exchange rates.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Prosperidad Gold Claim through joint venture arrangement or even the sale of part of the Prosperidad Gold Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

We do not intend to hire any employees at this time. All of the work on the Prosperidad Gold Claim will be conducted by unaffiliated independent contractors that we will hire.

 The independent contractors will be responsible for surveying, exploration, and excavation.  We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

We have no full-time employees and our management devotes a small percentage of their time to the affairs of the Company.

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $30,000 associated with the initiation of a mineral exploration program for a total estimate of expenses and cash requirements of $9,609. Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$ 4,200	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	5,700	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	29,695	Mineral exploration program.
Filing fees	4,000	Filing reports with the SEC for edgarizing and XBRL.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	1,000	Miscellaneous expenses.
	47,595
Add: Account Payable	3,892	Relates to accounts payable owed to third parties as at November 30, 2012 with no consideration to amounts owed to related parties.
Estimated cash requirements before cash on hand	51,487
Deduct: Cash on hand	(41,878)	As at November 30, 2012
Estimated cash needed	$ 9,609

Our geologist, based on field observations, laboratory results, and reviews of available geological and historical data, recommends further exploration work is warranted on the Prosperidad.

RESULTS OF OPERATIONS

Results of Operations for the year ended November 30, 2012

For the period from December 1, 2011 to November 30, 2012, we had a net loss of $20,928 and a total net loss from September 14, 2010 (date of inception) to November 30, 2012 of $46,172.  Our loss for the years ended November 30, 2012 and 2011 represents various expenses incurred with payment to our independent accountants, office expenses and various accrued expenses which have not been paid to date as follows:

Expense	Nov. 30, 2012	Nov. 30, 2011	Description

Accounting and audit	$ 10,313	$ 1,120	Audit fees and preparation of working papers for submission to our independent accountants (*).
Consulting	5,000	-	Preparation of Form S-1 and amendments
Exploration	-	17,380
Filing fees	2,720	664	Filing reports with SEC under XBRL filings.
Legal	1,500	-	S-1 exhibit opinion.
Office	426	66	Office supplies including photocopying, courier and faxing documents.
Transfer agent	969	-	Annual list of officers and directors, resident agent service and business license and issuance of shares to the shareholders.
Total	$ 20,928	$ 19,230

(*)

Audit fees for 2010 and 2011 incurred during fiscal year ended November 30, 2012.

.

Liquidity and Capital Resources

As of November 30, 2012, the Company had cash of $41,878, prepaid expenses of $1,250, and current liabilities of $39,300 representing a working capital of $3,828.

The Company had cash used in operations of $19,406 and $18,110 for the years ended November 30, 2012 and 2011, respectively. This was mainly due to the net loss for both years.

The Company received $35,342 and $66 from advances from related parties during the years ended November 30, 2012 and 2011, respectively. These advances are non-interest bearing and payable on demand.

We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Critical Accounting Policies

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

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

Mineral property acquisition and exploration costs

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

Corporate Organization and History Within Last Five years

The Company was incorporated under the laws of the State of Nevada on September 14, 2010 under the name Lingas Resources, Inc.  The Company does not have any subsidiaries, affiliated companies or joint venture partners.   We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Prosperidad Gold Claim.    We have plans to complete Phase I of our exploration program during the spring of 2013.

We have relied upon advances from our directors to assist in financing the Company’s operations since inception as well as the issuance of common shares to them in the amount of $50,000.  As of the November 30, 2012 our directors had advanced an aggregate total of $35,408 to the Company.

Since our inception we have incurred the following expenses:

Accounting and audit	$ 11,433	Accounting and audit fees since inception.
Consulting	5,000	Preparation of Form S-1 by legal counsel.
Exploration expenses	17,380	Property purchase, mining license and other expenses.
Filing fees	3,909	Filing with State of Nevada for annual report and cost of Edgar and XBRL filings.
Impairment loss on mineral claim	5,000	The price to acquire the Prosperidad Gold Claim.
Incorporation costs	489	Cost of incorporation in State of Nevada.
Legal	1,500	Legal opinion under Exhibit 5 to Form S-1.
Office	492	Photocopying, delivery and fax.
Transfer agent fees	969	Annual transfer agent fees and certificate issuance.

Total	$ 46,172

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under “Risk Factors” on page 5.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and the Prosperidad Gold Claim has not produced any income, there is a chance that it never will.  We do not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock.   We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at November 30, 2012 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended November 30, 2012 have been audited by our independent accountants, Sadler Gibb & Associates, LLC, and are attached hereto.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer, Mr. John C. Ngitew, and Principal Accounting Officer, Ms. Grace Parinas, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of November 30, 2012, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of November 30, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Controls and Procedures

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B.

OTHER INFORMATION

There is no other information to be reported under this Item.

PART 111

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Our officers and directors and their respective ages and positions as of November 30, 2012 were as follows:

Name and address	Age	Position(s)

John Catagan Ngitew (1) 469 Pujols Ave., Fort Benafacio Manila, Philippines	37	Chief Executive Officer, President and Director

Grace Evangelista Parinas (1) 380 Ayala Avenue Makati, Philippines	37	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director

(1) Member of the audit committee

John C. Ngitew was appointed to the Board of Directors on September 15, 2010 and on the same day by a Directors’ Consent Resolutions was appointed as Chief Executive Officer and President.

Grace E. Parinas was appointed to the Board of Directors on September 15, 2010 and on the same day by a Directors’ Consent Resolutions was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

A description of the work experience of our two directors and officers is as follows.

JOHN C. NGITEW graduated with a Bachelor of Science in Accountancy of March 1996 from the Polytechnic University of the Philippines in Bataan in the Republic of the Philippines.  His first employment was with The Inter Continental Hotel in Manila where he was a supervisor of accounts reviewing corporate by organizing them and accounting for their cash positions.   He worked for this company until 2000 when he transferred to PGMC Accounting and Financial Services in Manila where he was responsible for financing strategies, preparing of financial statements, preparation of corporate tax returns and providing tax advice on investment returns.  In 2005 until the present time he has worked as senior accountant for the same firm where he became more involved with clients and their various tax issues and in the preparation of detailed corporate and personal tax returns.

With Mr. Ngitew knowledge of the Philippines, both business wise and from a taxation point of view, his appointment as a director and officer was appropriate.  He knows various aspects of running a business since he has worked for a number of years with various businesses located in the Philippines.  With our Company having its mineral property located in the Philippinnes, Mr. Ngitew’s residency is ideal to oversee, if required, the exploration process on the Prosperidad claim.

GRACE E. PARINAS graduated in 1994 from the University of The Far East in Manila, Philippines with a Diploma in Paralegal Studies and in 1996 graduated from the same University with a Diploma in Legal Studies.  Between June and October 1996, she worked for Nine Dots Management Consultancy in Manila where she was responsible for scheduling appointment, filing and telephone answering,   Between November 1996 and December 2000 she was responsible for legal record keeping, bookkeeping, invoicing of clients, preparation, filing and service of legal documents in the area of wills.

Between January 2000 to the present time, she was worked as a legal secretary responsible for preparation of legal documents relating to estate, family law matters, various types of litigation and other matters involving corporate law.

With Ms. Parinas background as a paralegal for a major law firm in Makati, Philippines has allowed her to have the knowledge of legal documents and the related business laws which in the future the Company might need to know.    Even though she is not an attorney she is able to advise the Company when it would be prudent, if ever, to engage the services of an attorney and be able to monitor the costs associated with such service.

Both of our officers and directors do not work full time for our Company but devote time to our Company as required.   John Nigitew does devote at least 30 hours each month to the affairs of the Company which is over and above his other work commitments.   Grace Parinas does devote whatever time is required of her; often in excess of 20 hours a month.   Once our Company further develops the Prosperidad they both will have to spend more time on the affairs of the Company.   In the meantime they will rely on the expertise of geologists to do the work on the Prosperidad.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Term of Office

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes.   Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors or executive officers:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors’ Audit Committee

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of John Ngitew, our President and Chairman of the Audit Committee, and Grace Parinas, our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Only John Ngitew can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K since he has been employed for the past 20 years as an accountant and is now a senior accountant with the firm of PGMC Accounting and Financial Services. He has the background to review and understand financial statements and recommend changes thereto.

Apart from the Audit Committee, the Company has no other Board committees.

Since incorporation on September 14, 2010, our members of our Audit Committee have not yet held a meeting but plan to do so within the near future.

We have no other Board Committees other than the Audit Committee.

Significant Employees

At the present time we have no paid employees and will not have until such time as the Board of Directors deem it practical.   Presently our Officers and Directors fulfill many functions that would otherwise require our Company to hire employees or outside consultants other than the exploration of the Prosperidad.   Our management will have to rely upon the recommendation of Alfredo Jumpay regarding the results obtained during our exploration program on the Prosperidad since neither of them are geologists.   Even during our exploration of the Prosperidad we will hire workers on a part time basis ending with the completion of the program.  This will avoid us having to carry full time employees when no work is being done on the Prosperidad.

Family Relationships

 John Ngitew and Grace Parinas are not related.

ITEM 11.  EXECUTIVE COMPENSATION, SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Executive Compensation

Presently there is no formal or informal method, either written or unwritten, of granting compensation to our officers and directors.  Directors and officers are not paid for attending meetings but any out-of-pocket costs borne by them will be paid by our Company.

We have not paid any compensation to neither John Ngitew nor Grace Parinas, our two officers and directors, since the incorporation of our Company to November 30, 2012.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND REALTED STOCKHOLDERS MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m) (2) of Regulation S-K. Unless otherwise indicated, the stockholder listed below possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	John Catagan Ngitew 469 Pujols Avenue, Fort Benafacio Manila, Philippines	15,000,000 (Direct)	30.0%

Common Stock	Grace Evangelista Parinas 380 Ayala Avenue Makati, Philippines	10,000,000 (direct)	20.0%

Common Stock	All Directors and Officers as a Group (2 people)	25,000,000	50.00%

1.

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 30, 2012.  As of November 30, 2012, there were 50,000,000 shares of our common stock issued and outstanding.

Corporate Governance

Corporate governance is a term that refers broadly to the rules, processes, or laws by which businesses are operated, regulated and controlled.   The term can refer to internal factors defined by the officers, stockholders or constitution of a corporation, as well as to external forces such as consumer groups, clients and governmental regulations. A well defined and enforced corporate governance provides a structure that, at least in theory, works for the benefit of everyone concerned by ensuring that the corporation adheres to accepted ethical standards and best practices as well as to formal laws.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

Market for Common Equity, Dividends and Related Stockholder Matters

Holders of Common shares

Our Company has two shareholders, being our two officers and directors, who hold 50% of the issued and outstanding common shares of our Company; being 25,000,000 common shares.

Market Information

Our common shares are presently quoted on the OTCBB.   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time.

There might be no liquidity in our common stock resulting in trading prices been volatile with wide fluctuations.

At the date of this Form 10-K our Company symbol on the OTCBB is “LGSR”.

Our common shares are not subject to outstanding options, warrants or securities convertible into common shares of our Company.  All the issued and outstanding share certificates owned presently by our two directors have a legend printed on them restricting the certificates from being able to trade as in compliance with Rule 144.

Dividend Rights

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

The holders of our common stock are entitled to receive dividends pro-rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)

we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Our Articles of Incorporation and Bylaws do not contain provisions restricting our ability to pay dividends on our common stock.

Outstanding Equity Awards

Since incorporation on September 14, 2010, our Company has not granted any stock options or equity awards to our directors and officers or any other party.

We do not have an employee benefit stock option plan nor a dividend reinvestment plan. There are no outstanding warrants or rights attached to our common shares.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Our Company does not have any outstanding stock options to its two directors and officers.   There are no share purchase warrants outstanding as at the date of this Form 10-K are there convertible securities.

Our authorized capital is 450,000,000 shares of common stock with a par value $0.001 per share.   There are only 50,000,000 common shares issued and outstanding as of the date of this Form 10-K.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction.   This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows::

1.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 250,000 shares as of the date of this Form 10-K; or

2.

The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144,  unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Employment Agreements

There are no employment agreements with our two directors or officers.

Penny Stock Rule

Our common shares are considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously, or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction.  Disclosure forms detailing the level of risk in acquiring our Company’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor.  In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of our Company’s shares.

From our Company’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of our Company due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of our Company. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at the price they acquired them or higher since if no broker-dealer becomes involved with our Company and our Company is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada.  Our registered agent for this purpose is American Corporate Enterprises, Inc., 123 W Nye Lane, Suite 129, Carson City, NV 89703.  All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd., Salt lake City, Utah, 84121, to act as transfer and registrar.

Anti-takeover Provision

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest."  This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares.  The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation.  Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law.  An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada.  Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met.  At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us.  This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met.  The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

Conflicts of Interest

Neither of our officers or directors are directors or officers of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on September 20, 2010, a Code of Ethics.  Our Company’s Code of Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of our Company and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Ethics addresses general business ethical principles and other relevant issues.

Director Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As John Ngitew and Grace Parinas, our executive officers and directors, we have determined that neither John Ngitew nor Grace Parinas are an independent director as defined under NASDAQ Rule 4200(a)(15).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

Audit fees for the years ended November 30, 2012 and 2011, were $6,400 and $7,200, respectively.

(2)

Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Lingas’ financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)

Tax Fees

The aggregate fees billed in November 30, 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)

All Other Fees

During the period from inceptions to November 30, 2012 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)

Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Lingas to make any pre-approval policies meaningful.  Once Lingas has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3	Corporate Charter (*)
3 (i)	Articles of Incorporation. (*)
3 (ii)	Bylaws. (*)
10.1	Assignment Agreement dated September 20, 2010 between Hernandez Ventures Inc. and Lingas Resources, Inc. (**)
10.2	Agreement between Action Stock Transfer Corporation and Lingas Resources, Inc. dated September 15, 2010 (*)

(*)

Included herein by reference to the Company’s registration statement on Form S-1 filed with the United States Securities and Exchange Commission on February 6, 2012.

(**) Included herein by reference to the Company’s registration statement on Form S-1A filed with the United States Securities and Exchange Commission on May 22, 2012.

Financial Statement Schedules.

The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s, Inc.	59

Consent of Madsen & Associates CPA’s, Inc.	60

Report of Sadler, Gibb & Associates, LLC	61

Balance Sheets as at November 30, 2012 and 2011	62

Statement of Operations for the years ended November 30, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to November 30, 2012	63

Statement of Stockholders’ Deficiency for the period from September 14, 2010 (date of inception) to November 30, 2012	64

Statement of Cash Flows for the years ended November 30, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to November 30, 2012	65

Notes to the Financial Statements	66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINGAS RESOURCES, INC.

(Registrant)

By:   JOHN C. NGITEW

John C. Ngitew

Chief Executive Officer,

President and Director

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   JOHN C. NGITEW

John C. Ngitew

Chief Executive Officer,

President and Director

Date: February 25, 2013

By:   GRACE E. PARINAS

Grace E. Parinas

Chief Accounting Officer,

Chief Financial Officer and Director

Date: February 25, 2013

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Report of Independent Registered Public Accounting Firm

To Board of Directors and

Stockholders of Lingas Resources, Inc.

(an Exploration Stage Company)

We have audited the accompanying balance sheets of Lingas Resources, Inc. (an Exploration Stage Company) (the Company) as of November 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2011, the period September 14, 2010 (date of inception) to November 30, 2010, and the period September 14, 2010 (date of inception) to November 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lingas Resources, Inc. (an Exploration Stage Company) as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended November 30, 2011, the period September 14, 2010 (date of inception) to November 30, 2010, and the period September 14, 2010 (date of inception) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

January 19, 2012

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use in this Annual Report on Form 10-K of Lingas Resources, Inc. for the year ended November 30, 2012, of our report dated January 19, 2012 relating to the financial statements for the years ended November 30, 2011 and 2010, and for the period from September 14, 2010 (date of inception) to November 30, 2011, listed in the accompanying index.

/s/ Madsen & Associates CPA’s, Inc. Madsen & Associates CPA’s, Inc. Murray, Utah February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lingas Resources, Inc.

(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Lingas Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of November 30, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from September 14, 2010 (date of inception) to November 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended November 30, 2011 were audited by other auditors whose report, dated January 19, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lingas Resources, Inc. (a Pre-Exploration Stage Company) as of November 30, 2012, and the results of its operations and its cash flows for the year ended November 30, 2012, and for the period September 14, 2010 (date of inception) to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, he Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 25, 2013

LINGAS RESOURCES, INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	November 30, 2012	November 30, 2011

ASSETS

CURRENT ASSETS

Cash	$ 41,878	$ 25,942
Prepaid expenses	1,250	-

Total Current Assets	$ 43,128	$ 25,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 3,892	$ 1,120
Advances from related parties	35,408	66

Total Current Liabilities	39,300	1,186

STOCKHOLDERS’ EQUITY

Common stock
450,000,000 shares authorized, at $0.001 par value;
50,000,000 shares issued and outstanding	50,000	50,000
Deficit accumulated during the pre-exploration stage	(46,172)	(25,244)

Total Stockholders’ Equity	3,828	24,756

Total Liabilities and Stockholders’ Equity	$ 43,128	$ 25,942

The accompanying notes are an integral part of these financial statements.

LINGAS RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended November 30, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to November 30, 2012

	For the Year Ended November 30, 2012	For the Year Ended November 30, 2011	From Sept. 14, 2010 (date of inception) to November 30, 2012

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	5,000
Exploration costs	-	17,380	17,380
General and administrative	20,928	1,850	23,792

NET LOSS	$ (20,928)	$ (19,230)	$ (46,172)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	50,000,000	50,000,000

The accompanying notes are an integral part of these financial statements.

LINGAS RESOURCES, INC.

 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

Period  September 14, 2010 (date of inception) to November 30, 2012

	Common Shares	Stock Amount	Accumulated Deficit	Total

Balance September 14, 2010	-	$ -	$ -	$ -

Issuance of common shares for cash – $0.001 as at September 16, 2010	50,000,000	50,000	-	50,000

Net loss for the period September 14, 2010 (date of Inception) to November 30, 2010	-	-	(6,014)	(6,014)

Balance as at November 30, 2010	50,000,000	50,000	(6,014)	43,986

Net loss for the year ended November 30, 2011	-	-	(19,230)	(19,230)

Balance as at November 30, 2011	50,000,000	50,000	(25,244)	24,756

Net loss for the year ended November 30, 2012	-	-	(20,928)	(20,928)

Balance as of November 30, 2012	50,000,000	$ 50,000	$ (46,172)	$ 3,828

The accompanying notes are an integral part of these financial statements

LINGAS RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended November 30, 2012 and 2011 and for the period from September 14, 2010 (date of inception) to November 30, 2012

	For the year Ended Nov. 30, 2012	For the year Ended Nov. 30, 2011	From Sept. 14, 2010 (date of inception) to Nov. 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,928)	$ (19,230)	$ (46,172)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,250)	-	(1,250)
Changes in accounts payable	2,772	1,120	3,892

Net Cash Used in Operating Activities	(19,406)	(18,110)	(38,530)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	35,342	66	35,408
Proceeds from issuance of common stock	-	-	50,000

Net Cash Provided by Financing Activities	35,342	66	85,408

Net Increase (Decrease) in Cash	15,936	(18,044)	41,878

Cash at Beginning of Year	25,942	43,986	-

CASH AT END OF YEAR	$ 41,878	$ 25,942	$ 41,878

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of November 30, 2012 and 2011, there were no common stock equivalents outstanding.

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

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

Nov. 30, 2010	$ 6,014	2030	$ 2,045	$ (2,045)	$ -

Nov. 30, 2011	19,230	2031	6,538	(6,538)	-
Nov. 30, 2012	20,928	2032	7,116	(7,116)	-

	$ 46,172		$ 15,699	$ (15,699)	$ -

On November 30, 2012 the Company had a net loss carry forward of $46,172 for income tax purposes.  The tax benefit of $15,699 from the loss carry forward has been fully offset by a valuation allowance.

As of November 30, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended November 30, 2012, and 2011 and no interest or penalties have been accrued as of November 30, 2012 and 2011. As of November 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During the year ended November 30, 2012, a director has made advances of $35,342 to the Company ($35,408 since inception). These advances are non-interest bearing and payable on demand.

The two officers of the Company have acquired 50% of the common stock issued and outstanding.

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

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, John C. Ngitew, certify that:

1.

I have reviewed this Form 10-K of Lingas Resources, Inc. (the “registrant”);

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

Date: February 25, 2013

JOHN C, NGITEW

John C. Ngitew

Chief Executive Officer, President and Director

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Grace E. Parinas, certify that:

1.

I have reviewed this Form 10-K of Lingas Resources, Inc. (the “registrant”);

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

Date: February 25, 2013

GRACE E. PARINAS

Grace E. Parinas

Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Lingas Resources, Inc. (the “Company”) for the year ended November 30, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, John C. Ngitew, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: February 25, 2013

            JOHN C. NGITEW

   John C. Ngitew

          Chief Executive Officer,

            President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Lingas Resources, Inc. (the “Company”) for the year ended November 30, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Grace E. Parinas, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.    The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: February 25, 2013

         GRACE E. PARINAS

  Grace E. Parinas

             Chief Accounting Officer,

     Chief Financial Officer and Director

73