Form 10-Q
period 2013-02-28
Lingas Resources, Inc.
filed 2013-04-09
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 31, 2013: 50,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheets as at February 28, 2013 and November 30, 2012	4

	Condensed Statements of Operations For the three months ended February 28, 2013 and February 29, 2012 and for the period September 14, 2010 (Date of Inception) to February 28, 2013	5

	Condensed Statements of Cash Flows For the three months ended February 28, 2013 and February 29, 2012 and for the period September 14, 2010 (Date of Inception) to February 28, 2013	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	31

PART 11.	OTHER INFORMATION	32

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Submission of Matters to a Vote of Security Holders	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits	38

	SIGNATURES.	39

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying balance sheets of Lingas Resources, Inc. (Pre-exploration stage company) at February 28, 2013 (with comparative figures as at November 30, 2012) and the statement of operations for the three months ended February 28, 2013 and February 29, 2012 and for the period from September 14, 2010 (date of inception) to February 28, 2013 and the statement of cash flows for the three months ended February 28, 2013 and February 29, 2012 and for the period from September 14, 2010 (date of inception) to February 28, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended February 28, 2013 are not necessarily indicative of the results that can be expected for the year ended November 30, 2013.

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

CONDENSED BALANCE SHEETS

	February 28, 2013	November 30, 2012
(Unaudited )
ASSETS

CURRENT ASSETS

Cash	$ 24,894	$ 41,878
Prepaid expenses	155	1,250

Total Current Assets	$ 25,049	$ 43,128

LIABILITIES AND STOCKHOLDERS’ (DEFICEINCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 5,012	$ 3,892
Advances from related parties	35,525	35,408

Total Current Liabilities	40,537	39,300

Common stock
450,000,000 shares authorized, at $0.001 par value;
50,000,000 shares issued and outstanding, respectively	50,000	50,000
Deficit accumulated during the pre-exploration stage	(65,488)	(46,172)

Total Stockholders’ (Deficiency) Equity	(15,488)	3,828

Total Liabilities and Stockholders’ (Deficiency) Equity	$ 25,049	$ 43,128

The accompanying notes are an integral part of these unaudited condensed financial statements.

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Feb. 28, 2013	Three Months Ended Feb. 29, 2012	From September 14, 2010 (Date of Inception) to Feb. 28, 2013

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration	-	-	17,380
Impairment loss on mineral claim	-	-	5,000
General and administrative	19,316	7,413	43,108

NET LOSS	$ (19,316)	$ (7,413)	$ (65,488)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	50,000,000	50,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended Feb. 28, 2013	Three months ended Feb. 29, 2012	From September 14, 2010 (date of inception) to Feb. 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (19,316)	$ (7,413)	$ (65,488)

Adjustments to reconcile net loss to net cash (Used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Changes in prepaid expenses	1,095		(155)
Changes in accounts payable	1,120	980	5,012

Net Cash (Used) in Operating Activities	(17,101)	(6,433)	(55,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	117	133	35,525
Proceeds from issuance of common stock	-	-	50,000

Net Cash Provided by Financing Activities	117	133	85,525

Net (Decrease) Increase in Cash	(16,984)	(6,300)	24,894

Cash at Beginning of Period	41,878	25,942	-

CASH AT END OF PERIOD	$ 24,894	$ 19,642	$ 24,894

The accompanying notes are an integral part of these unaudited condensed financial statements

LINGAS RESOURCES, INC.

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

1.

ORGANIZATION

The Company, Lingas Resources, Inc., was incorporated under the laws of the State of Nevada on September 14, 2010 with the authorized capital stock of 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.

The interim financial statements for the three months ended February 28, 2013 and February 29, 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended November 30, 2012, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.  There were no dilutive common stock equivalents outstanding at February 28, 2013.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3.

AQUISITION OF MINERAL CLAIM

On September 20, 2010, the Company acquired the Prosperidad Gold Claim located in the Republic of Philippines from Hernandez Ventures Inc., an unrelated company, for consideration of $5,000.  The Prosperidad Gold Claim is located 55 kilometres northeast of the city of Butuan in the Philippines.  Under Philippine’s law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended February 28, 2013, a director has made advances of $117 to the Company ($35,525 since inception) for operating expenses. These advances are non-interest bearing, unsecured and payable on demand.

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

From the date we were incorporated, being September 14, 2010, through to February 28, 2013, we have only raised funds through a private placement with our two directors and officers in the amount of $50,000 whereby we issued 50,000,000 common shares with a par value of $0.001 per share.

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

We engaged the services of Alfredo Jumpay, Professional Geologist, to prepare a geological report on the Presperidad which was issued to us on October 1, 2010. Mr. Jumpay graduated from the University of the Far East in Manila, Philippines in 1975 with a Bachelor of Science Degree in Geology and in 1978 obtained his Master of Science degree from the same university.   He has worked for the past 20 years as a geologist for such companies as Divio Resources, Hernandez Explorations and Borocay Ventures.   He is a member of the Geological Society of the Philippines and has consulted for companies around the world.

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

Very few mineral exploration properties ever become producers whereby commercial viable mineralization is extracted from the property.   Until we undertake considerable exploration on the Prosperidad our Company is considered an exploration company.

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

During the exploration stage there is no requirement to obtain a bond; only when development of the Prosperidad occurs; meaning the extraction of minerals.  To ensure we have adhered to the environmental requirements the Department of Environmental and Natural Resources and Mines and Geoscience has the right to inspect and demand reclamation work on our property in the event we do not adhere to the requirements.

Additional approvals maybe required from the Department of Environmental and Natural Resources or other governmental departments depending upon the work we will be undertaking on the Prosperidad.  In the event we decided to cut trees we will require a license to cut from the applicable governmental department.  In deposing of waste, being rock and soil material removed during the development stage of the Prosperidad, we will also be required to obtain approval for this.

At the present time we do not know the amount of money which will be required to adhere to all the environmental regulations since only after the completion of Phases I and II will we have some idea of the actual costs required in the future. Hopefully these costs will not be so prohibitive that we will have to decide to do no further work on the Prosperidad.

Competition

There are many exploration companies in the Philippines and many of them are better financed and have mineral claims where mineral showings are positive.   We are exploring the Prosperidad and will not know until the completion of Phase II whether there are minerals of merit on our claim.   These other mineral companies have more money to hire more employees than we have at the present time.  Many geologists would rather work with a company which can offer them full time employment rather than being employed for a short period of time during our exploration program.  We compete with other mineral resource exploration and development companies for the acquisition of new mineral properties.  These competitors may be able to spend greater amounts of money to acquire mineral properties of merit or on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

DEPOSIT TYPES

Deposits are from a few millimeters to over a metre thick in places. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the northstriking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

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

EXPLORATION

Previous exploration work has not to Mr. Jumpay’s knowledge included any attempt to drill the structure on Prosperidad. Records indicate that no detailed exploration has been completed on the property.

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

SAMPLING METHOD; SAMPLE PREPARATION; DATA VERIFICATION

All the exploration conducted will be according to generally accepted exploration procedures that are consistent with generally accepted exploration practices. No opinion as to the number of soil and other samples we will take during our initial exploration program.   This will be left to the discretion of our geologist.

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

For a review of exploration work undertaken on Phase I refer to pages 19 to 23 inclusive wherein Ricardo Ramos describes the work performed.

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

There is no plant or equipment on the Prosperidad at the present time and it is expected that during Phase II there will be no need for either plant or equipment.

Additional Mineral Claims

Our Company has only one mineral claim, being the Prosperidad as more fully described above.   It has no intention at the present time to acquire an additional mineral claim.  The Company wishes to focus its attention on the exploration program on the Prosperidad.

Employees

As of February 28, 2013, our Company did not have any employees either part time or full time other than its directors and officers.  In exploring the Prosperidad it will use the services of qualified geologists who will only be retained during the exploration program.   Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

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

Risk Associated with the Prosperidad

Our Company is aware of certain risks associated with the Prosperidad as follows:

1.

We realize that any money spent on the Prosperidad might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.

We realize that even though we actually discover mineralization on the Prosperidad that it might not be of the tonnage nor grade to make it profitable to mine it.   Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals.

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

We will be subject to ensuring, during our exploration programs that there are no environmental impacts which affect streams on the Prosperidad which could endanger the fish and other small wildlife.   We are able to clear away small brush but any large trees are subject to the Department of Forestry and permission to cut must be obtained.  At the present time both Phase I and II should have no environmental impact on our claim. There is no bonding requirements for us but the geologist used in our exploration program must be fully bonded and approved by the Department of Environmental and Natural Resources.

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

Employees

As of February 28, 2013, our Company did not have any employees either part time or full time other than its directors and officers.  In exploring the Prosperidad it will use the services of qualified geologists who will only be retained during the exploration program.   Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

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

The above does take into consideration Phase II which, hopefully, will be completed when the funds are available.  The estimated cost of Phase II is $29,695.    The net cash on hand as at February 28, 2013 if all expenses are considered as shown above is as follows:

Estimated expenses for the twelve months as shown above	$ 42,185
Less cash on hand as at February 28, 2013	24,894
Additional cash on hand	$ 17,291

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

We Require Additional Capital but Have No Operating History

If we decide to carry out our exploration program after completion of Phase II we will require additional funds. We have not given, at this time, any consideration as to how we will raise these funds but some of the options are as follows:

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

One of the major concerns to management is that it might take a substantial investment of capital to bring the Prosperidad into a stage of production.   During the exploration stage we might incur expenses we had not accounted for due to the following:

●	cost overruns due to increased charges for equipment and/or workers;

●	delays in starting our exploration whereby we have commitments to existing worker and the timing of using equipment;

●	adherence to governmental regulations due to a change in the Mining Act; or

●	the price on the world market for gold has decreased to a point that management has to decide to defer exploration until such a time when gold prices strengthen.

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

If we are unable to raise funds after the completion of the next twelve months either from our directors or through the issuance of shares in a private placement or public offering we might have to consider interesting a third party to take a percentage interest in the Prosperidad. No joint venture arrangements are being considered by our directors at this time. This would be an avenue to consider if we found that we were unable to raise any money from the directors or issuance of shares from Treasury.  In addition, we would have to have favorable results from our exploration program or no third party would consider financing us.

Overview

Since our incorporation on September 14, 2010 we have incurred losses as at February 28, 2013 of $65,488.   We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business.   Our financial statements included in this prospectus have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.   We have never earned any revenue since our inception.

We are considered to be in the exploration stage and therefore there is no assurance that a commercially viable mineral deposit, a reserve, exits on Prosperidad until we have done sufficient exploration work and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Period from September 14, 2010 to February 28, 2013.

From September 14, 2010 (date of our incorporation) to February 28, 2013, we have incurred a cumulative net loss of $65,488.  The following analysis set forth the various expenses we have incurred since our incorporation:

	Three months ended Feb. 28, 2013	Three months ended Feb. 29, 2012	From Sept. 14, 2010 (date of inception) to Feb. 28, 2013

Accounting and auditing	$ 4,420	$ 5,696	$ 16,603
Consulting	-	-	5,000
Exploration	-	-	17,380
Filing fees	14,115	-	17,274
Impairment of mineral claim cost	-	-	5,000
Incorporation costs	-	-	489
Legal	-	1,500	1,500
Office	117	217	609
Transfer agent fees	664	-	1,633

Total Expenses	$(19,316)	$ (7,413)	$ 65,488

Balance Sheet as of February 28, 2013

Our cash position as at February 28, 2013 was $24,894 compared with our cash position as at November 30, 2012 being $41,878 and prepaid expenses as at February 28, 2013 of $155 compared to $1,250 as at November 30, 2012.

The only funds we have received since incorporation is from the sale of shares to our directors in the amount of 50,000,000 common shares at a price of $0.001 per share for a total amount of $50,000.

As at February 28, 2013 we have the following accounts payable:

Bookkeeping services (*)	$ 4,928	Preparation of the accounts for submission to our independent accountants
Office expenses	84	Photocopying and courier charges

Total accounts payable	$ 5,012

(*) The above amount was invoiced by an independent bookkeeping service for preparation of financial statements.

Our total stockholders’ equity (deficit) as of February 28, 2013 was $(15,488) and as of November 30, 2012 was $3,828.   Our issued and outstanding shares were 50,000,000 common shares.

Milestones We Must Achieve

The milestones we must achieve are as follows:

1.

Analysis of Phase I of our exploration program which has been completed and is in the process of being evaluated by both management and Ricardo Ramos.  To date the amount paid for Phase I was $14,880.

2.

Completion of Phase II during the late fall of 2013 will be at a cost of approximately $29,700.
This program should include sample assays which will assist in determining the mineralization on the Prosperidad.

3.

Financial statements for the year ended November 30, 2013 estimated to be completed by the middle of January 2014 at a cost of approximately $5,000.

4.

Our registration statement became effective on August 30, 2012 and it is our intension to find a market maker to file a Form 211 so that our shares can be quoted on the OTCBB.   It is our understanding there is no cost associated with this process other than minor expenses for printing and delivery of documents; such cost estimated at less than a $1,000.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2013, the date of our most recent quarterly financial statement, was $65,488

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

We have two directors and two executive officers who make all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  Non compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

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

We were recently incorporated in the State of Nevada, lack an operating history and have yet to make any revenues.  If we cannot generate any profits, you may lose your entire investment.

We were a recently incorporated company in the State of Nevada and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are an exploration company and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have a loss of $65,488. There is no guarantee, unfortunately, that we may ever be able to turn a profit.

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

Our two directors have not visited the Prosperidad.  Without visiting the Prosperidad our two officers and directors do not have any personal knowledge of the claim and its mineralization.  They will have to rely upon the advice of the geologists working the claim during the exploration period.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our officers and directors, collectively, will be devoting only approximately 25% of their time each month to the business of our Company; John Ngitew being 30 hours and Grace Parinas being 20 hours each month.  When our Company becomes a reporting company it will have to meet the various requirements of filing periodic reports with the SEC as well as overseeing the activities on the Prosperidad.  With our directors having other business interests this might restrict some of the time they could spend on the activities of our Company.  Both our exploration activities and reporting requirements might suffer.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,750 (2013) London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

There has been no change in our securities since the fiscal year ended November 30, 2012.

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

LINGAS RESOURCES, INC.
(Registrant)

Date: April 9, 2013	“John C. Ngitew”
JOHN C. NGITEW Chief Executive Officer, President and Director

Date: April 9, 2013	”Grace E. Parinas”
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

Dated: April 9, 2013

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

Dated: April 9, 2013

”Grace E. Parinas”

Grace E. Parinas

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Resources, Inc. (the “Company”) for the three months ended February 28, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, John C. Ngitew, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 9, 2013

“John C. Ngitew”

John C. Ngitew

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Resources, Inc. (the “Company”) for the three months ended February 28, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Grace E. Parinas, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 9, 2013

“Grace E. Parinas”

Grace E. Parinas

Chief Accounting Officer

Chief Financial Officer and Director

45