Form 10-Q
period 2013-05-31
Lingas Resources, Inc.
filed 2013-07-25
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2013

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 333-179390

    LINGAS VENTURES, INC.

         (formerly Lingas Resources, Inc.)

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

As of July 22, 2013, there were 290,000,009 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Lingas Ventures, Inc. (formerly Lingas Resources, Inc.) at May 31, 2013 (with comparative figures as at November 30, 2012) and the statement of operations for the six months ended May 31, 2013 and May 31, 2012 and for the period from September 14, 2010 (date of inception) to May 31, 2013 and the statement of cash flows for the six months ended May 31, 2013 and May 31, 2012 and for the period from September 14, 2010 (date of inception) to May 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended May 31, 2013 are not necessarily indicative of the results that can be expected for the year ended November 30, 2013.

Lingas Ventures, Inc.

(formerly Lingas Resources, Inc.)

(A Pre-exploration Stage Company)

Condensed Financial Statements

For the period ended May 31, 2013

Condensed Balance Sheets

6

Condensed Statements of Operations

7

Condensed Statements of Cash Flows

8

Notes to the Condensed Financial Statements

9

Lingas Ventures, Inc.

(formerly Lingas Resources, Inc.)

(A Pre-exploration Stage Company)

Condensed Balance Sheets

	May 31, 2013 $ (Unaudited)	November 30, 2012 $

ASSETS

Cash	666	41,878
Prepaid expenses	-	1,250

Total Assets	666	43,128

LIABILITIES

Current Liabilities

Accounts payable	418	3,892
Due to related party	20,177	35,408

Total Liabilities	20,595	39,300

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 2,610,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 290,000,009 common shares	290,000	290,000

Additional paid-in capital	(240,000)	(240,000)

Accumulated deficit during the pre-exploration stage	(69,929)	(46,172)

Total Stockholders’ Equity (Deficit)	(19,929)	3,828

Total Liabilities and Stockholders’ Equity (Deficit)	666	43,128

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(formerly Lingas Resources, Inc.)

(A Pre-exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended May 31, 2013 $	For the three months ended May 31, 2012 $	For the six months ended May 31, 2013 $	For the six months ended May 31, 2012 $	From September 14, 2010 (Date of Inception) to May 31, 2013 $

Revenues	-	-	-	-	-

Operating Expenses

General and administrative	4,441	1,696	23,757	9,109	47,549
Exploration costs	-	-	-	-	17.380
Impairment loss on mineral claim	-	-	-	-	5,000

Net Loss	(4,441)	(1,696)	(23,757)	(9,109)	(69,929)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	290,000,009	290,000,009	290,000,009	290,000,009

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(formerly Lingas Resources, Inc.)

(A Pre-exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended May 31, 2013 $	For the six months ended May 31, 2012 $	From September 14, 2010 (Date of Inception) to May 31, 2013 $

Operating Activities

Net loss	(23,757)	(9,109)	(69,929)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral claim	–	–	5,000

Changes in operating assets and liabilities:

Prepaid expenses	1,250	–	–
Accounts payable	(3,474)	1,876	418

Net Cash (Used In) Operating Activities	(25,981)	(7,233)	(64,511)

Investing Activities

Acquisition of mineral claim	–	–	(5,000)

Net Cash (Used In) Investing Activities	–	–	(5,000)

Financing Activities

Proceeds from related party	2,269	133	37,677
Repayments to related party	(17,500)	–	(17,500)
Proceeds from issuance of common shares	–	–	50,000

Net Cash Provided by (Used in) Financing Activities	(15,231)	133	70,177

Increase (decrease) in Cash	(41,212)	(7,100)	666

Cash – Beginning of Period	41,878	25,942	–

Cash – End of Period	666	18,842	666

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(formerly Lingas Resources, Inc.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

Lingas Ventures, Inc. (the “Company”) was incorporated in the state of Nevada on September 14, 2010. The Company is a mineral exploration company formed for the purpose of acquiring and developing mineral properties.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2013, the Company has not recognized any revenue, has a working capital deficit of $19,929, and has an accumulated deficit of $69,929. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year end is November 30.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of May 31, 2013, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2012 audited financial statements.  The results of operations for the periods ended May 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of May 31, 2013 and November 30, 2012, the Company did not have any potentially dilutive shares.

e)

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

f)

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

g)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

h)   Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

During the six months ended May 31, 2013, the Company received $2,269 (May 31, 2012 - $133) and repaid $17,500 (May 31, 2012 - $nil) to the President and Director of the Company for general expenditures. At May 31, 2013, the Company owed $20,177 (November 30, 2012 - $35,408) to the President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events with the exception of the following:

a)

On June 19, 2013, the Company authorized an increase in its authorized share capital to 2,610,000,000 common shares and a forward stock split of its issued and outstanding common shares at a rate of 5.8 new common shares for every one common share.  The effects of the forward stock split increased the number of issued and outstanding common shares from 50,000,000 common shares to 290,000,009 common shares and has been applied on a retroactive basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Lingas Ventures, Inc. (formerly Lingas Resources, Inc.) (“Lingas” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on September 14 2010.

Our offices are located at 469 Pujois Avenue, Fort Benafacio, Manila, Philippines and can be reached at (632) 211-6739.

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

We are considered a start-up exploration mining company formed to explore for mineral such as gold. Our Company has purchased a 100% interest for $5,000 in a one -7 unit claim block containing 94.5 hectares named Prosperidad Gold Mine (the “Prosperidad”). The Prosperidad was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Philippines. Our geologist, Alfredo Jumpay, in his report dated October 1, 2010, recommended a two-phased mineral exploration program consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying in order to identify targets for future diamond drilling. He estimated Phase I would cost us $14,880, which has been paid in full, and if results were favorable, Phase II would cost us $29,695. At the present time we do not have adequate funds to complete Phase ll. Even if we are successful in receiving positive results from Phase II there is no guarantee we will be able to continue any future exploration programs due to lack of funds.

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

From the date we were incorporated, being September 14, 2010, through to May 31, 2013, we have only raised funds through a private placement with our two directors and officers in the amount of $50,000 whereby we issued 50,000,000 common shares with a par value of $0.001 per share.

Our Company does not have any subsidiaries. Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Overview

Since our incorporation on September 14, 2010 we have incurred losses through May 31, 2013 of $69,929. We have prepared our financial statements on a going concern basis; therefore assuming we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements included in this prospectus have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations. We have never earned any revenue since our inception.

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

Expenses	Amount $	Purpose

Bookkeeping services	3,640	Preparation of the accounts each quarter for submission of our Company’s independent public accountants.
Independent accountants	5,700	Examination of the year-end financial statements and review of the various quarterly financial statements.
Filing fees	650	To maintain Company in good standing in the State of Nevada
Exploration – Phase II	29,695	Phase II when the funds are available
Office and miscellaneous	1,000	Estimated Office supplies, etc.
Transfer agent’s fees	1,500	Issuance of share certificates and other matters.

Estimated expenses	42,185

The above does take into consideration Phase II which, hopefully, will be completed when the funds are available. The estimated cost of Phase II is $29,695. The net cash on hand as at May 31, 2013 if all expenses are considered as shown above is as follows:

Estimated expenses for the twelve months as shown above	42,185
Less cash on hand as at May 31, 2013	666
Additional cash on hand	41,519

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

We Require Additional Capital but Have No Operating History

If we decide to carry out our exploration program after completion of Phase II we will require additional funds. We have not given, at this time, any consideration as to how we will raise these funds but some of the options are as follows:

●	obtain further advances from our two directors;

●	undertake either a private placement of our common stock or a public offering once we have been quoted on the OTCBB; or

●	interest a third party to take a percentage interest in the Prosperidad for the advancing of funds to complete future exploration work.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	November 30,
	2013 $	2012 $
Current Assets	666	41,878
Current Liabilities	20,595	39,300
Working Capital (Deficit)	(19,929)	2,578

Cash Flows

	Six months ended May 31, 2013 $	Six months ended May 31, 2012 $
Cash Flows used in Operating Activities	(25,981)	(7,233)
Cash Flows from (used in) Financing Activities	(15,231)	133
Net Increase (decrease) in Cash During Period	(41,212)	(7,100)

Operating Revenues

For the period from September 14, 2010 (date of inception) to May 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended May 31, 2013, the Company incurred operating expenses of $4,441 compared to $1,696 for the three months ended May 31, 2012.  The increase in operating expenses was attributed to additional costs incurred for day-to-day operations including professional fees and filing fees relating to required SEC filings.

For the six months ended May 31, 2013, the Company incurred operating expenses of $23,757 compared to $9,109 for the six months ended May 31, 2012.  The increase in operating expenses was attributed to additional costs incurred for professional fees including audit costs and legal fees regarding the name change, and filing fees required for SEC filings.

For the six months ended May 31, 2013 and 2012, the Company had a loss per share of $nil.

Liquidity and Capital Resources

As at May 31, 2013, the Company had cash and total assets of $666 compared with cash and total assets of $41,878 and $43,128 as at November 30, 2012.  The decrease in cash and total assets were attributed to the use of available financing for operating costs and the repayment of amounts due to related parties, as the Company had minimal proceeds from financing activities during the period.

On June 19, 2013, the Company approved an increase in the authorized share capital to 2,610,000,000 common shares and effected a 5.8-to-1 forward stock split of its issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 50,000,000 common shares to 290,000,009 common shares.

Cash Flows from Operating Activities

During the period ended May 31, 2013, the Company used $25,981 of cash for operating activities compared with $7,233 during the period ended May 31, 2012.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds previously received by the Company.

Cash Flows from Investing Activities

During the periods ended May 31, 2013 and 2012, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the period ended May 31, 2013, the Company used $15,231 of cash for financing activities which were related to the net proceeds received and amounts repaid to the President and Director of the Company.  During the period ended May 31, 2012, the Company received $133 from the President and Director of the Company for financing of day-to-day operations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Lingas is a party or to which the Prosperidad is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A. RISK FACTORS

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

We have not yet conducted any exploration activities. We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure. Our net loss from inception to May 31, 2013, the date of our most recent quarterly financial statement, was $69,929.

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

Gold prices change on a world market beyond our control. A drop in price would adversely affect our ability to generate a profit. All our revenues would be derived from the sale of gold and possibly other precious metals. Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations. Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewelry demand; and the current supply and demand. These things are impossible for us to predict. Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,750 (2013) London PM Fix Price for instance. This volatility may favor operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

Risks Associated with our Shares:

Our officers and directors will own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 145,000,000 shares of common stock representing approximately 50% of our outstanding shares. As a result, our directors and officers will have the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

LINGAS VENTURES, INC.
(Registrant)

Date: July 25, 2013	“/s/ John C. Ngitew”
JOHN C. NGITEW Chief Executive Officer, President and Director

Date: July 25, 2013	”/s/ Grace E. Parinas”
GRACE E. PARINAS Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, John C. Ngitew, certify that:

1.  I have reviewed this Form 10-Q of Lingas Ventures, Inc. (the “registrant”);

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

Dated: July 25, 2013

“/s/ John C. Ngitew”

John C. Ngitew

Chief Executive Officer and President

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Grace E. Parinas, certify that:

1.  I have reviewed this Form 10-Q of Lingas Ventures, Inc. (the “registrant”);

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

Dated: July 25, 2013

”/s/ Grace E. Parinas”

Grace E. Parinas

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Ventures, Inc. (the “Company”) for the six months ended May 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, John C. Ngitew, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: July 25, 2013

“/s/ John C. Ngitew”

John C. Ngitew

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Ventures, Inc. (the “Company”) for the six months ended May 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Grace E. Parinas, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: July 25, 2013

“/s/ Grace E. Parinas”

Grace E. Parinas

Chief Accounting Officer

Chief Financial Officer and Director