Form 10-Q/A
period 2013-05-31
Lingas Resources, Inc.
filed 2013-07-29
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2013, filed with the Securities and Exchange Commission on July 25, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(formerly Lingas Resources, Inc.)

(A Pre-exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended May 31, 2013 $	For the three months ended May 31, 2012 $	For the six months ended May 31, 2013 $	For the six months ended May 31, 2012 $	From September 14, 2010 (Date of Inception) to May 31, 2013 $

Revenues	-	-	-	-	-

Operating Expenses

General and administrative	4,441	1,696	23,757	9,109	47,549
Exploration costs	-	-	-	-	17,380
Impairment loss on mineral claim	-	-	-	-	5,000

Net Loss	(4,441)	(1,696)	(23,757)	(9,109)	(69,929)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	290,000,009	290,000,009	290,000,009	290,000,009

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

LINGAS VENTURES, INC.
(Registrant)

Date: July 29 , 2013	“/s/ John C. Ngitew”
JOHN C. NGITEW Chief Executive Officer, President and Director

Date: July 29 , 2013	”/s/ Grace E. Parinas”
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

Dated: July 29 , 2013

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

Dated: July 29 , 2013

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

Date: July 29 , 2013

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

Date: July 29 , 2013

“/s/ Grace E. Parinas”

Grace E. Parinas

Chief Accounting Officer

Chief Financial Officer and Director