Form 10-Q
period 2013-08-31
Lingas Ventures, Inc.
filed 2013-10-18
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2013

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from__ to__
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 31, 2013, there were 290,000,009 shares of the registrant’s $0.001 par value common stock issued and outstanding.

		Page Number
PART 1.	FINANCIAL INFORMATION ITEM 1

	Financial Statements (unaudited)
	Condensed Balance Sheets as at August 31, 2013 and November 30, 2012	5
	Condensed Statements of Operations For the three months ended August 31, 2013 and August 31, 2012, the nine months ended August 31, 2013 and August 31, 2012 and for the period September 14, 2010 (Date of Inception) to August 31, 2013	6
	Condensed Statements of Cash Flows For the nine months ended August 31, 2013 and August 31, 2012 and for the period September 14, 2010 (Date of Inception) to August 31, 2013	7
	Notes to the Condensed Financial Statements. ITEM 2	8

	Management’s Discussion and Analysis of Financial Condition and Results of Operations ITEM 3	11

	Quantitative and Qualitative Disclosures about Market Risk ITEM 4	14

	Controls and Procedures	14
PART 2.	OTHER INFORMATION ITEM 1

	Legal Proceedings ITEM 1A	15

	Risk Factors ITEM 2	15

	Unregistered Sales of Equity Securities and Use of Proceeds ITEM 3	15

	Defaults Upon Senior Securities ITEM 4	15

	Mine Safety Disclosures ITEM 5	15

	Other Information ITEM 6	15

	Exhibits	16
	SIGNATURES.	17

PART 1 – FINANCIAL STATEMENTS

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Condensed Financial Statements

For the period ended August 31, 2013

Condensed Balance Sheets

5

Condensed Statements of Operations

6

Condensed Statements of Cash Flows

7

Notes to the Condensed Financial Statements

8

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Condensed Balance Sheets

	August 31, 2013 (unaudited)	November 30, 2012

ASSETS

Cash	$ 666	$ 41,878
Prepaid expenses	-	1,250

Total Assets	$ 666	$ 43,128

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$ 12,922	$ 3,892
Due to related party	21,277	35,408

Total Liabilities	34,199	39,300

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 2,610,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 290,000,009 common shares	290,000	290,000

Additional paid-in capital	(240,000)	(240,000)

Accumulated deficit during the pre-exploration stage	(83,533)	(46,172)

Total Stockholders’ Equity (Deficit)	(33,533)	3,828

Total Liabilities and Stockholders’ Equity (Deficit)	$ 666	$ 43,128

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012	For the nine months ended August 31, 2013	For the nine months ended August 31, 2012	Accumulated from September 14, 2010 (Date of Inception) to August 31, 2013

Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses

General and administrative	13,604	6,319	37,361	15,428	61,153
Mineral property costs	-	-	-	-	17,380
Impairment loss on mineral property	-	-	-	-	5,000

Net Loss	$ (13,604)	$ (6,319)	$ (37,361)	$ (15,428)	$ (83,533)
Net Earnings per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding – Basic and Diluted	290,000,000	290,000,000	290,000,000	290,000,000

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Condensed Statements of Cashflows

(unaudited)

	For the nine months ended August 31, 2013	For the nine months ended August 31, 2012	Accumulated from September 14, 2010 (Date of Inception) to August 31, 2013

Operating Activities

Net loss	$ (37,361)	$ (15,428)	$ (83,533)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral property	-	-	5,000

Expense paid by related party	3,369		4,069
Changes in operating assets and liabilities:
Prepaid expenses	1,250	-	-
Accounts payable and accrued liabilities	9,030	1,876	12,922

Net Cash Used In Operating Activities	(23,712)	(13,552)	(61,542)

Investing Activities

Acquisition of mineral property	-	-	(5,000)

Net Cash Used In Investing Activities	-	-	(5,000)
Financing Activities
Proceeds from related party	-	35,227	35,408
Repayments to related party	(17,500)	-	(17,500)
Proceeds from issuance of common shares	-	-	50,000

Net Cash Provided by Financing Activities	(17,500)	35,227	67,908

Increase (decrease) in Cash	(41,212)	21,675	666

Cash – End of Period	$ 666	$ 47,617	$ 666

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Lingas Ventures Inc. (the “Company”) was incorporated in the state of Nevada on September 14, 2010. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and is a mineral exploration company with the purpose of acquiring and developing mineral properties.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2013, the Company has not recognized any revenue, has a working capital deficit of $33,533, and has an accumulated deficit of $83,533. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is November 30.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2013, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2012 audited financial statements.  The results of operations for the periods ended August 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of August 31, 2013 and November 30, 2012, the Company did not have any potentially dilutive shares.

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

i)

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

3.

Related Party Transactions

During the nine months ended August 31, 2013, the Director of the Company paid $3,369 in expenses on behalf of the Company and was repaid $17,500. During the nine months ended August 31, 2012, the Director advanced $35,227 to the Company. At August 31, 2013, the Company owed $21,277 (November 30, 2012 - $35,408) to the President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Common Stock

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

Results of Operations

Working Capital

	August 31,	November 30,
	2013 $	2012 $
Current Assets	666	43,128

Current Liabilities	34,199	39,300
Working Capital (Deficit)	(33,533)	3,828

Cash Flows

	Nine months ended August 31, 2013 $	Nine months ended August 31, 2012 $

Cash Flows used in Operating Activities	(23,712)	(13,552)
Cash Flows from (used in) Financing Activities	(17,500)	35,227
Net Increase (decrease) in Cash During Period	(41,212)	21,675

Operating Revenues

For the period from September 14, 2010 (date of inception) to August 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended August 31, 2013, the Company incurred operating expenses of $13,604 compared to $6,319 for the three months ended May 31, 2012.  The increase in operating expenses was attributed to additional costs incurred for day-to-day operations including professional fees and filing fees relating to required SEC filings.

For the nine months ended August 31, 2013, the Company incurred operating expenses of $37,361 compared to $15,428 for the nine months ended August 31, 2012.  The increase in operating expenses was attributed to additional costs incurred for professional fees including audit costs and legal fees regarding the name change, and filing fees required for SEC filings.

For the three and nine months ended August 31, 2013 and 2012, the Company had a loss per share of $nil.

Liquidity and Capital Resources

As at August 31, 2013, the Company had cash and total assets of $666 compared with cash and total assets of $41,878 and $43,128 respectively as at November 30, 2012.  The decrease in cash and total assets were attributed to the use of available financing for operating costs and the repayment of amounts due to related parties, as the Company had minimal proceeds from financing activities during the period.

On June 19, 2013, the Company approved an increase in the authorized share capital to 2,610,000,000 common shares and effected a 5.8-to-1 forward stock split of its issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 50,000,000 common shares to 290,000,009 common shares.

Cashflow from Operating Activities

During the nine month period ended August 31, 2013, the Company used $23,712 of cash for operating activities compared with $13,522 during the nine month period ended August 31, 2012.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds previously received by the Company.

Cashflow from Investing Activities

During the nine month periods ended August 31, 2013 and 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine month period ended August 31, 2013, the Company used $17,500 of cash for financing activities which were related to amounts repaid to the President and Director of the Company.  During the nine month period ended August 31, 2012, the Company received $35,227 from the President and Director of the Company for financing of day-to-day operations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Lingas is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

Not applicable

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

LINGAS VENTURES, INC.

Registrant

Dated: October 18, 2013

/s/ John C. Ngitew

JOHN C. NGITEW

Chief Executive Officer, President and Director

Dated: October 18, 2013

/s/ Grace E. Parinas

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

Dated: October 18, 2013

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

Dated: October 18, 2013

”/s/ Grace E. Parinas”

Grace E. Parinas

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Ventures, Inc. (the “Company”) for the nine months ended August 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, John C. Ngitew, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 18, 2013

“/s/ John C. Ngitew”

John C. Ngitew

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Lingas Ventures, Inc. (the “Company”) for the nine months ended August 31, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Grace E. Parinas, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 18, 2013

“/s/ Grace E. Parinas”

Grace E. Parinas

Chief Accounting Officer

Chief Financial Officer and Director