Form 10-K
period 2013-11-30
Lingas Ventures, Inc.
filed 2014-03-17
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2013

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from ___________to __________

  Commission File number         333-179390

LINGAS VENTURES, INC.

(formerly Lingas Resources, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	99-0372219
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification. No.)

469 Pujols Avenue, Fort Benafacio, Manila, Philippines	_________
(Address of principal executive offices)	(Zip Code)

(632) 211-6739
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]

Accelerated filer     [   ]

Non-accelerated filer     [   ] (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]  No  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.   $2,900,000 as of May 31, 2013, based on the registered resale of securities at a price of $0.001 per share.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  March 12, 2014: 290,000,009 common shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).  None

TABLE OF CONTENTS

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

•

possible delays in exploring the Prosperidad and experiencing cost overruns;

•

trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

•

adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

•

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

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2013, the date of our most recent annual financial statement, was $90,735.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

•

our ability to discover an ore body on the Prosperidad;

•

our ability to locate a profitable mineral property other than the Prosperidad if need requires it;

•

our ability to generate revenues from the Prosperidad

•

our ability to reduce exploration costs.

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

Since substantially all of our assets, and our directors and officers are outside the United States it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our officers and directors.

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

Our Company’s success depends on the acquisition of key personnel who are specialist in their area of expertise.  Unfortunately our Company will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees.  These companies may be better financed, have more exploration and development properties than our Company has. If our Company cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We were recently incorporated in the State of Nevada, have a lack an operating history and have yet to make any revenues.  If we cannot generate any profits, you may lose your entire investment.

We were a recently incorporated company in the State of Nevada and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are an exploration company and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  From inception through November 30, 2013, we have incurred a loss of $90,735. There is no guarantee, unfortunately, that we will ever be able to turn a profit.

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

Because our officers and directors do not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

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

•

Market prices for the minerals to be produced;

•

Costs of bringing the Prosperidad into production including exploration preparation of production feasibility studies and construction of production facilities;

•

Political climate and/or governmental regulations and controls;

•

Ongoing costs of production;

•

Availability and cost of financing; and

•

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

Our officers and directors, collectively, will be devoting only approximately 25% of their time each month to the business of our Company; John Ngitew being 30 hours and Grace Parinas being 20 hours each month. As a reporting company, we have to meet the various requirements of filing periodic reports with the SEC as well as overseeing the activities on the Prosperidad.  With our directors having other business interests this might restrict some of the time they could spend on the activities of our

There is no assurance our Company will have access to all the exploration supplies and materials we will need to undertake our recommend exploration program on the Prosperidad.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals. Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewelry demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, the highest price of gold per year has been $1,120 (2010), $1,834 (2011), $1,720 (2012) and $1,694 (2013) London PM Fix Price for instance. This volatility may favor operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

Risks Associated with Our Stock:

Our officers and directors will own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers sold under our effective registration statement 50% of their shares to other investors.  They still own 50% of our outstanding shares.  As a result, our directors and officers will have the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

There is no market for our shares.  If and when a market develops for our shares, they may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If and when a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

•

Potential investors’  anticipated feeling regarding our results of operations;

•

Increased competition and/or variations in mineral prices;

•

Our ability or inability to generate future revenues; and

•

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

We may seek additional funds through the issuance and sale of our common stock.  This will result in dilution to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

Prosperidad Gold Claim
October 1st 2010
Tandag City
Butuan City
4 inches = 55km
Prosperidad
AGUSAN DEL SUR
MINDANAO
City
Prosperidad Mine
Road
Legend

The Prosperidad will be in good standing until such time as it is abandoned by the Company.   When our Company obtained its licensing for its exploration work it was required to pay a fee to the Department of Energy and Natural Resources of $560.  When renewing the existing license it has 30 days to make the required payment of a similar amount and it can take upwards to 14 days to process the application.

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

To acquire the Prosperidad the directors purchased 290,000,000 common shares at $0.001 per share to give the Company the needed cash.   These funds were used to incorporate the Company, purchase the Prosperidad, engage the services of Alfredo Jumpay, professional geologist, prepare a geological report on the Prosperidad, obtain a title opinion to the Prosperidad, obtain audited financial statements and undertake Phase I of the exploration program.

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

During the exploration stage there is no requirement to obtain a bond.  A bond is needed only when development of the Prosperidad occurs, meaning the extraction of minerals.   We must adhere to the environmental requirements the Department of Environmental and Natural Resources.   Mines and Geoscience has the right to inspect and demand reclamation work on our property in the event to do not adhere to the requirements.

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

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Geological Terms

Various geological terms used in this Form 10-K are defined as follows:

Amphilbolite	crystallized rock formed under high temperature ranging from 450° to 700° C which contains some quartz but not in great quantities.

Anastomosing	Said to be channel pattern of a braided stream.

Andesite	A rock of fine grain and darkish color which contains some quartz and/or feldspar.

Anorthosite	A granular plutonic igneous rock composed chiefly of a soda-lime feldspar, as labradorite.

Aplite	A fine grained granite consisting chiefly of quartz and feldspar.

Argillite	An argillaceous rock, differing from shale in being metamorphosed, and from slate in having no slaty cleavage.

Assays	Examination and determination as to weight, measure, quality, etc. test.

Auriferous	Gold bearing, as ore.

Basalt	A dark-grey to black, dense to fine-grained igneous rock, consisting of basic plagioclase.

Bauxite	A aluminium hydroxide consisting of several minerals occurring in masses and earthly form.

Caldera	A large crater formed by the collapse of the central part of a volcano.

Chanrockites	A rock containing granite but composed mainly of quartz.

Chert	A hard, dense and fine grained sedimentary rock consisting of interlocking crystals of

Chrysocolla	A source of copper and an ornamental stone.

Claim	A piece of property either purchased or staked for minerals which a company owns.

Clinopyrozene	A type of rock consisting of magnesium and iron as its chief mineralization.

Cretacious Age	Of the nature of chalk or relating to chalk beds which were deposited during this period.

Crystalline	Resembling crystal; transparent.

Dolerite	A loosely dark igneous rock with course basalt.

Dynamothermal	A rock which has been formed under pressure and extreme heat.

Extrusive	Forced out at the surface; effusive or volcanic.

Fault	A break in the continuity of a rock bed.

Feldspar	Feldspar occurs in all rocks and constitutes 60% of the Earth’s crust.

Gabbro	It is approximate intrusive equivalent to basalt.

Gangue	That part of an ore that is not economically desirable but cannot be avoided in mining.

Geomorphologic	Pertaining to the form of the Earth or of its surface features.

Gneiss	A rock corresponding in composition to granite and some feldspar rocks.

Grade	The relative quantity or the percentage of ore-mineral or metal content in an orebody.

Granite	Any very hard natural igneous rock formation of visible crystalline texture consisting essentially of quartz.

Greenstone	The term is used frequently when no accurate determination is possible.

Granulites	A whitish granular rock consisting of feldspar, quartz and small red garnets.

Granodiorite	A combining form meaning granite.

Gypsum	Hydrous calcium sulfate. It is used as a dressing for soil or making plaster of Paris.

Hornfels	A rock fine grained in texture which is formed by high temperatures.

Hydrothermal	Of or pertaining to hot water and the action of hot water.

Igneous	A rock formed by the action of heat within the Earth’s surface and associated with fusion.

Ilmenite	Iron black titanic iron ore.

Intrusions	A mass of igneous rock that, while molten, was forced into or between other rocks.

Landsat	Multispecral data from satellite remote sensing imagery that provides landscape patterns reflecting geological structures, types of rocks and vegetation.

Laterites	Red residual soil developed in humid, tropical, and subtropical regions of good drainage.

Leptynite	A fissile or schistose containing some quartz, feldspar and mica..

Limestone	A rock consisting chiefly of calcium carbonate, ie., organic remains such as shells.

Lode	A mineral deposit consisting of a zone of veins.

Metamorphic	An ore deposit that has been subject to great pressure, high temperatures and alteration by solutions.

Metasediment	A rock which has been subject to metamorphism.

Mica	A rock yielding touch, elastic flakes and sheets, colorless, white, yellow green or black. Basically an industrial mineral used in electrical units and in insulation.

Mineralization	A process whereby mineral are introduced in various rock often forming potential ore bodies.

Mineral Reserve

Mineral Reserves are sub-divided in order of increasing confidence into Probable Mineral Reserves and Proven Mineral Reserves.  A Probable Mineral Reserve has a lower level of confidence than a Proven Mineral Reserve.

A Mineral Reserve is the economically mineable part of a Measured or Indicated Mineral Reserve demonstrated by at least a Preliminary Feasibility Study.   This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.   A Mineral Reserve includes diluting materials and allowance for losses that may occur when the material is mined.

A “Probable Mineral Reserve” is the economically mineable part of an Indicated and, in some circumstances, a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study.   This Study must include adequate information on mining, processing, metallurgical, economic and other relevant facts that demonstrate, at the time of reporting, that economic extraction is justified.

A “Proven Mineral Reserve” is the economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study.   This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Monzonite	A granular plutonic rock containing equal amounts of orthoclase and plagioclase.

Nodules	A rounded mass of irregular shape; a little lump.

Ore	A rock containing commercial viable mineralization.

Paragniesses	An assemble of minerals within an ore deposit.

Pegmatite	Basically quartz and feldspar occurring in granite.

Placer	A place where gold is obtain by washing.

Pyrite	A common mineral of a pale brass-yellow color and metallic luster.

Pyrrhotite	A rock that can be a source of nickel.

Quartz	Any hard, gold or silver ore, as distinguished from gravel or earth.

Quartzite	A very hard sandstone containing chiefly quartz grains that are completely cemented.

Quaternary	It became 2 to 3 million years ago and extends to the current period.

Radioelement	A form or sample of an element containing one or more radioactive isotopes.

Rutile	A reddish-brown mineral consisting of titanium dioxide.

Schistosity	A type of cleavage.

Sedimentary	Form by or from deposits of sediment which have been water transported.

Shear

An action or stress, resulting from applied forces, which causes or tends to cause two contiguous parts of a rock body to slide relatively to each other in a direction parallel to their plane of contact.

Silica	A mineral occurring in quartz similar to an opal.

Stockwork	A mineral deposit consisting of a three-dimensional network of planar to irregular veinlets closely enough spaced that the whole mass can be mined.

Sulphides	One of the elements present in varying quantities in most coal as part of ash and is used in the steel making business.

Telluride	Ores of the precious metals (chiefly gold) containing tellurium.

Tonalite	Basically comprising feldspar and quartz.

Wollastonite	This mineral is found in contact-metamorphosed limestone and occurs in cleavable masses.

Zircon	If this rock is cut and polished it is an exceptionally brilliant gemstone.

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams

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

Description of the Prosperidad

Prosperidad consists of one unpatented mineral claim which is located 55 kilometers North East of the city of Butuan at UTM co-ordinates Latitude 08°34’48”N and Longitude 125°53’47”E. In order to obtain rights to the Prosperidad the Company entered into an agreement with Hernandez Ventures Inc. whereby a 100% interest in the Prosperidad was transferred to it and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Philippines.

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

With the Philippines being situated between 5 and 22 degrees North latitude means that the country has a tropical climate with high temperatures for most of the year and also has relatively high amounts of rain mainly during the months of October to December but there is nevertheless rain every month during the year.  This results in the vegetation being lush since the annual rainfall in approximately between 1 to 1.5 meters.  With the terrain being rather steep 60% of the rainfall tends to run downhill to the sea whereas 40 % seeps through to the island’s underground water aquifier.

Being located in a mining area, the city of Butuan does have experienced people to undertake exploration and development work and the city offers all the necessary services needed for an exploration and development:, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. There are many drilling companies and assay facilities in Butuan.

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

ROCK TYPES ASSOCIATED WITH THE PROSPERIDAD

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

Budget

The proposed budget for the recommended work is US$44,575 (Php 1,916,000) is as follows:

Phase I

Program (Paid)	U.S. Dollars	Philippine Pesos

Geological mapping	8,139	350,000
Geological surveying	6,741	290,000

Total of Phase I	14,880	640,000

Phase II

Geochemical surveying and surface sampling (including sample collection and assaying)	29,695	1,276,000

Total of Phases I and II	44,575	1,916,000

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

Exploration Program under Phase I

The Company engaged the services of Ricardo Ramos, Professional Geologist, of Quezon City, Philippines who undertook Phase I of the Company’s exploration program. Our previous geologist, Alfred Jumpay was not available at the time. Mr. Romas has worked as a geologist for the past 18 years and is a member of trhe Geological Society of the Philippines.   He visited the Prosperidad property from October 29 to 31, 2011.   He issued his report entitled “Report on Geological Mapping of the Prosperidad Gold Claim” on December 15, 2011. The following has been taken from his report.

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

The following sample preparation procedures were followed by the laboratory:

- The entire sample was oven dried; sample size was approx 20-25 kg.

- The sample was passed through a jaw crusher if necessary.

- The entire sample was pulverized in LM3 ring mills to a specification of at least 85% passing 753.

- The entire sample was mixed and homogenized prior to sampling for assay.

- Assays for gold were carried out on all samples with gold determined by fire assay on 30g sample with AAS finish.

- Cu, Pb, Zn, Ag - by AAS following conc. HCl and HCl/HNO3/HClO4 leach in latter stages on 1g sample.

- 1 in 34 samples were subject to repeat assay.

Analytical Results

SAMPLE NO

Cu,ppm

Pb,ppm

Zn,ppm

Au,ppm

Ag,ppm

170070	70	15	50	0.04	0.5
169070	61	<5	92	0.03	<0.5
168070	56	5	71	0.01	<0.5
167070	35	<5	22	0.02	<0.5
170071	115	5	99	0.02	<0.5
169071	102	<5	72	<.01	<0.5
168071	72	<5	65	<.01	0.5
167071	85	<5	90	0.01	<0.5
166071	118	5	112	0.02	<0.5
165071	128	<5	65	0.01	<0.5
164071	90	11	98	0.01	<0.5
168072	80	10	60	0.04	0.5
167072	101	5	82	0.02	<0.5
166072	65	<5	38	0.01	<0.5
165072	76	5	23	0.02	<0.5
164072	112	20	81	0.04	<0.5
168073	100	10	78	0.01	0.5
167073	79	5	65	<.01	0.5
168074	85	<5	12	0.01	0.5
167074	115	12	104	0.03	<0.5
169075	140	<5	56	0.01	<0.5
168075	94	11	89	0.01	<0.5
167075	138	<5	56	0.01	<0.5
166075	90	11	98	0.01	<0.5
169076	102	10	80	0.04	0.5
168076	97	5	78	0.02	<0.5
167076	65	<5	38	0.01	<0.5
166076	76	5	23	0.02	<0.5
168077	112	30	81	0.04	<0.5
167077	70	40	50	0.04	0.5
166077	96	5	92	0.03	<0.5
168078	87	<5	71	0.01	<0.5
167078	55	<5	32	0.02	<0.5
167079	110	5	100	0.02	<0.5

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

Employees

As of November 30, 2013, our Company did not have any employees either part time or full time other than its directors and officers.  In exploring the Prosperidad it will use the services of qualified geologists who will only be retained during the exploration program.   Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

Our previous geologist, Alfredo Jumpay, was not engaged either full time or part time by the Company since the date of his report-- October 2010.   No agreement was made with him, either verbally or in writing, indicating he was employed with our Company. When Phase I was undertaken, Mr. Jumpay was unable to undertake the work due to other commitments and the Company hired Ricardo Ramos to do the work under Phase I and prepare a report on his findings.   No agreement in writing was entered into with Mr. Ramos to undertake the work on Phase I.  He merely agreed to do the work and prepare the geological report on his findings.   Once his report was completed Mr. Ramos ceased his association with our Company until such time as we might require his services again.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Only recently has Lingas’ common shares been quoted on the OTCBB.  Lingas has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at November 30, 2013, Lingas had 36 shareholders; two of these shareholders are officers and directors of Lingas.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Lingas’ inception.

There are no outstanding warrants or conversion privileges for Lingas’ shares.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.  This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-K contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-K. These forward-looking statements address, among others, such issues as:

•

the estimated financial information we are furnishing in this Form 10-K;

•

our future projected earning and cash flows;

•

the expansion of our business and its operations over the next few years;

•

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

PLAN OF OPERATIONS

Our financial commitments for the next twelve months consist of primarily related expenses of approximately $30,000 associated with the initiation of a mineral exploration program for a total estimate of expenses and cash requirements of $34,561. Including mineral exploration program, we will have to incur the following estimated expenses, including amounts owed to third party creditors less cash on hand, over the next twelve months:

Expenses	Amount	Description

Accounting	$4,200	Fees to the internal accountant for preparing the quarter and annual working papers for the financial statements to be reviewed and examined by the independent accountants.
Audit	9,500	Review of the quarterly financial statements and examination of the annual financial statements and rendering an opinion thereon.
Mineral exploration program	29,695	Mineral exploration program.
Filing fees	4,000	Filing reports with the SEC for edgarizing and XBRL.
Office	1,000	General office supplies.
Transfer agent’s fees	2,000	Annual maintenance fee and preparation of share certificates and other documents periodically required by the Company.
Miscellaneous	1,000	Miscellaneous expenses.
	51,395
Add: Account Payable	2,615	Relates to accounts payable owed to third parties as at November 30, 2012 with no consideration to amounts owed to related parties.
Estimated cash requirements before cash on hand	54,010
Deduct: Cash on hand	(19,449)	As at November 30, 2013
Estimated cash needed	$34,561

Our geologist, based on field observations, laboratory results, and reviews of available geological and historical data, recommends further exploration work is warranted on the Prosperidad.

RESULTS OF OPERATIONS

Working Capital

	November 30,	November 30,
	2013 $	2012 $
Current Assets	19,449	43,128
Current Liabilities	60,184	39,300
Working Capital (Deficit)	(40,735)	3,828

Cash Flows

	Year ended November 30, 2013 $	Year ended November 30, 2012 $
Cash Flows used in Operating Activities	(41,176)	(19,406)
Cash Flows from Financing Activities	18,747	35,342
Net Increase (decrease) in Cash During Period	(22,429)	15,936

Operating Revenues

For the period from September 14, 2010 (date of inception) to November 30, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the year ended November 30, 2013, the Company incurred operating expenses of $44,563 compared to $20,928 for the year ended November 30, 2012.  The increase in operating expenses was attributed to additional costs incurred for day-to-day operations including professional fees and filing fees relating to required SEC filings.

For the years ended November 30, 2013 and 2012, the Company had a loss per share of $nil.

Liquidity and Capital Resources

As at November 30, 2013, the Company had cash and total assets of $19,449 compared with cash and total assets of $41,878 and $43,128 respectively as at November 30, 2012.  The decrease in cash and total assets were attributed to the use of available financing for operating costs and the repayment of amounts due to related parties, as the Company had minimal proceeds from financing activities during the period.

During the year ended November 30, 2013, the Company approved an increase in the authorized share capital to 2,610,000,000 common shares and effected a 5.8-to-1 forward stock split of its issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 50,000,000 common shares to 290,000,009 common shares.

Cash Flows from Operating Activities

During the year ended November 30, 2013, the Company used $41,176 of cash for operating activities compared with $19,406 during the year ended November 30, 2012.  The increase is attributed to the fact that the Company incurred more professional fees and out-of-pocket costs which were repaid by funds previously received by the Company.

Cash Flows from Investing Activities

During the years ended November 30, 2013 and 2012, the Company did not have any investing activities.

Cash Flows from Financing Activities

During the years ended November 30, 2013, the Company received $18,747 of cash for financing activities compared to $35, 342 received during the year ended November 30, 2012.  The Company received $26,904 from related parties and repaid $7,711 to related parties whereas in the prior year, the Company received $35,342 from related parties.

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

On June 11, 2013, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary – Lingas Prime, Inc., a Nevada corporation (“Sub”), and on June 19, 2013 Sub was merged with and into the Company.  The only change to the Company’s constating documents was to change the name of the Company to “Lingas Ventures, Inc.”

On June 19, 2013 the Company increased its authorized capital stock by 5.8 times to 2,610,000,000 shares of common stock and converted each outstanding share of outstanding common stock into 5.8 shares, except that fractional shares will be rounded up to the next whole share.

The foregoing actions did not require the approval of the stockholders of the Company.

All numbers of shares of common stock outstanding or issued in this Report are presented on a post split basis.

We have relied upon advances from our directors to assist in financing the Company’s operations since inception as well as the issuance of common shares to them in the amount of $50,000.  As of the November 30, 2013 our directors had advanced a total of $62,312 to the Company.

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

Compensation Plans

As at November 30, 2013 and up to the date of this Form 10-K, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended November 30, 2013 have been audited by our independent accountants, Sadler Gibb & Associates, LLC, and are attached hereto.

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Financial Statements

For the year ended November 30, 2013

Report of Independent Registered Public Accounting Firm

38

Balance Sheets

39

Statements of Operations

40

Statements of Stockholders’ Equity (Deficit)

41

Statements of Cash Flows

42

Notes to the Financial Statements

43

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Lingas Ventures, Inc.

We have audited the accompanying balance sheets of Lingas Ventures, Inc. (the Company) as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from September 14, 2010 (date of inception) through November 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lingas Ventures, Inc. as of November 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from September 14, 2010 (date of inception) through November 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $40,735 and accumulated losses of $90,735 for the period from inception through November 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 13, 2014

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Balance Sheets

	November 30, 2013 $	November 30, 2012 $

ASSETS

Current Assets
Cash	19,449	41,878
Prepaid expenses	–	1,250

Total Current Assets	19,449	43,128

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	2,615	3,892
Due to related party	57,569	35,408

Total Current Liabilities	60,184	39,300

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 2,610,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 290,000,009 common shares	290,000	290,000

Additional paid-in capital	(240,000)	(240,000)

Accumulated deficit during the pre-exploration stage	(90,735)	(46,172)

Total Stockholders’ Equity (Deficit)	(40,735)	3,828

Total Liabilities and Stockholders’ Equity (Deficit)	19,449	43,128

(The accompanying notes are an integral part of these financial statements)

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Statements of Operations

	For the year ended November 30, 2013 $	For the year ended November 30, 2012 $	Accumulated from September 14, 2010 (Date of Inception) to November 30, 2013 $

Revenues	–	–	–

Operating Expenses

General and administrative	44,563	20,928	68,355
Mineral property costs	–	–	17,380
Impairment loss on mineral property	–	–	5,000

Net Loss	(44,563)	(20,928)	(90,735)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	290,000,009	290,000,009

(The accompanying notes are an integral part of these financial statements)

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-	Accumulated
	Shares	Par Value	In Capital	Deficit	Total
	#	$	$	$	$

Balance – September 14, 2010 (Date of Inception)	–	–	–	–	–

Issuance of shares for cash	290,000,009	290,000	(240,000)	–	50,000

Net loss for the period	–	–	–	(6,014)	(6,014)

Balance – November 30, 2010	290,000,009	290,000	(240,000)	(6,014)	43,986

Net loss for the year	–	–	–	(19,230)	(19,230)

Balance – November 30, 2011	290,000,009	290,000	(240,000)	(25,244)	24,756

Net loss for the year	–	–	–	(20,928)	(20,928)

Balance – November 30, 2012	290,000,009	290,000	(240,000)	(46,172)	3,828

Net loss for the year	–	–	–	(44,563)	(44,563)

Balance – November 30, 2013	290,000,009	290,000	(240,000)	(90,735)	(40,735)

(The accompanying notes are an integral part of these financial statements)

Lingas Ventures, Inc.

(A Pre-Exploration Stage Company)

Statements of Cash Flows

	For the year ended November 30, 2013 $	For year ended November 30, 2012 $	Accumulated from September 14, 2010 (Date of Inception) to November 30, 2013 $

Operating Activities

Net loss	(44,563)	(20,928)	(90,735)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral property	–	–	5,000
Expense paid by related party	3,414		3,414

Changes in operating assets and liabilities:

Prepaid expenses	1,250	(1,250)	–
Accounts payable and accrued liabilities	(1,277)	2,772	2,615

Net Cash Used In Operating Activities	(41,176)	(19,406)	(79,706)

Investing Activities

Acquisition of mineral property	–	–	(5,000)

Net Cash Used In Investing Activities	–	–	(5,000)

Financing Activities

Proceeds from related party	26,904	35,342	62,312
Repayments to related party	(7,711)	–	(7,711)
Proceeds from issuance of common shares	–	–	50,000

Net Cash Provided by Financing Activities	18,747	35,342	104,155

Increase (decrease) in Cash	(22,429)	15,936	19,449

Cash – Beginning of Period	41,878	25,942	–

Cash – End of Period	19,449	41,878	19,449

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has not recognized any revenue, has a working capital deficit of $40,735, and has an accumulated deficit of $90,735. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of November 30, 2013 and 2012, the Company did not have any potentially dilutive shares.

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

g)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

i)

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

j)

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

3.

Related Party Transactions

During the year ended November 30, 2013, the Company received cash advances of $26,904 from the President and Director of the Company and repaid $7,711 to the President and Director of the Company. The President also paid $3,414 in expenses on behalf of the Company. During the year ended November 30, 2012, the Company received cash advances of $35,342 from the President and Director of the Company. At November 30, 2013, the Company owed $57,569 (2012 - $35,408) to the President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

5.   Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended November 30, 2013 and 2012 as a result of the following:

	2013 $	2012 $

Net loss before taxes	(44,563)	(20,928)
Statutory rate	34%	34%

Expected tax recovery	(15,151)	(7,116)
Change in valuation allowance	15,151	7,116

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at November 30, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Net operating losses carried forward	30,850	15,699
Valuation allowance	(30,850)	(15,699)

Net deferred tax asset	–	–

The Company has incurred operating losses of $90,735 which, if unutilized, will expire beginning in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer, Mr. John C. Ngitew, and Principal Accounting Officer, Ms. Grace Parinas, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.  Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of November 30, 2013, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of November 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Our officers and directors and their respective ages and positions as of November 30, 2013 were as follows:

Name and address	Age	Position(s)

John Catagan Ngitew (1) 469 Pujols Ave., Fort Benafacio Manila, Philippines	38	Chief Executive Officer, President and Director

Grace Evangelista Parinas (1) 380 Ayala Avenue Makati, Philippines	38	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director

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

With Mr. Ngitew knowledge of the Philippines, both business wise and from a taxation point of view, his appointment as a director and officer was appropriate.  He knows various aspects of running a business since he has worked for a number of years with various businesses located in the Philippines.  With our Company having its mineral property located in the Philippines, Mr. Ngitew’s residency is ideal to oversee, if required, the exploration process on the Prosperidad claim.

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

1.

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

2.

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

i.

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

ii.

engaging in any type of business practice; or

iii.

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

5.

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

6.

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

Our audit committee consists of John Ngitew, our President and Chairman of the Audit Committee, and Grace Parinas, our Chief Financial Officer and Secretary Treasurer neither of whom are independent. John Ngitew is an “audit committee financial expert” as defined in Item 407 of Regulation S-K because he has been employed for the past 20 years as an accountant and is now a senior accountant with the firm of PGMC Accounting and Financial Services. He has the background to review and understand financial statements and recommend changes thereto.  Neither Mr. Ngitew nor Ms Parinas can be considered independent.

Apart from the Audit Committee, the Company has no other Board committees.

Since incorporation on September 14, 2010, our members of our Audit Committee have not yet held a meeting.

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

We have not paid any compensation to neither John Ngitew nor Grace Parinas, our two officers and directors, since the incorporation of our Company to November 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND REALTED STOCKHOLDERS MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m) (2) of Regulation S-K. Unless otherwise indicated, the stockholder listed below possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	John Catagan Ngitew 469 Pujols Avenue, Fort Benafacio Manila, Philippines	87,000,000 (Direct)	30.0%

Common Stock	Grace Evangelista Parinas 380 Ayala Avenue Makati, Philippines	58,000,000 (direct)	20.0%

Common Stock	All Directors and Officers as a Group (2 people)	145,000,000	50.00%

1.  A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 30, 2013.  As of November 30, 2013, there were 290,000,009 shares of our common stock issued and outstanding.

Corporate Governance

Corporate governance is a term that refers broadly to the rules, processes, or laws by which businesses are operated, regulated and controlled.   The term can refer to internal factors defined by the officers, stockholders or constitution of a corporation, as well as to external forces such as consumer groups, clients and governmental regulations. A well-defined and enforced corporate governance provides a structure that, at least in theory, works for the benefit of everyone concerned by ensuring that the corporation adheres to accepted ethical standards and best practices as well as to formal laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

Market for Common Equity, Dividends and Related Stockholder Matters

Holders of Common shares

Our Company has two shareholders, being our two officers and directors, who hold 50% of the issued and outstanding common shares of our Company; being 145,000,000 common shares.

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

Our authorized capital is 2,610,000,000 shares of common stock with a par value $0.001 per share.   There are only 290,000,009 common shares issued and outstanding as of the date of this Form 10-K.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows::

1.  One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 1,450,000 shares as of the date of this Form 10-K; or

2.  The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

Director Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As John Ngitew and Grace Parinas, our executive officers and directors, we have determined that neither John Ngitew nor Grace Parinas is an independent director as defined under NASDAQ Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

Audit fees for the years ended November 30, 2013 and 2012, were $ 8,000 and $6,400, respectively.

(2)  Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Lingas’ financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)  Tax Fees

The aggregate fees billed in November 30, 2013 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)  All Other Fees

During the period from inceptions to November 30, 2013 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)  Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Lingas to make any pre-approval policies meaningful.  Once Lingas has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3	Corporate Charter (*)
3 (i)	Articles of Incorporation. (*)
3 (ii)	Bylaws. (*)
10.1	Assignment Agreement dated September 20, 2010 between Hernandez Ventures Inc. and Lingas Resources, Inc. (**)
10.2	Agreement between Action Stock Transfer Corporation and Lingas Resources, Inc. dated September 15, 2010 (*)
31	13a-14 Certifications
32	Section 1350 Certifications

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

Date: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By: /s/ JOHN C. NGITEW

John C. Ngitew

Chief Executive Officer,

President and Director

Date: March 13, 2014

By: /s/ GRACE E. PARINAS

Grace E. Parinas

Chief Accounting Officer,

Chief Financial Officer and Director

Date: March 13, 2014

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

Date: March 13, 2014

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

Date: March 13, 2014

GRACE E. PARINAS

Grace E. Parinas

Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Lingas Resources, Inc. (the “Company”) for the year ended November 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, John C. Ngitew, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 13, 2014

/s/ JOHN C. NGITEW

John C. Ngitew

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Lingas Resources, Inc. (the “Company”) for the year ended November 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Grace E. Parinas, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.    The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 13, 2014

/s/ GRACE E. PARINAS

Grace E. Parinas

Chief Accounting Officer,

Chief Financial Officer and Director