Form 10-Q
period 2014-02-28
Lingas Ventures, Inc.
filed 2014-04-25
CIK 1531433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54798

Lingas Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0372219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 W 71st Ave, Unit 5 Westminster CO 80030
(Address of principal executive offices)

720-319-5602
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 21, 2014, there were 290,057,009 shares of the issuer’s common stock, par value $0.001, outstanding.

LINGAS VENTURES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's November 30, 2013 Form 10-K filed with the Securities and Exchange Commission on March 17, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending November 30, 2014.

Lingas Ventures, Inc.
(An Exploration Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

For the period ended February 28, 2014

Condensed Balance Sheets (unaudited)	2

Condensed Statements of Operations (unaudited)	3

Condensed Statements of Cash Flows (unaudited)	4

Notes to the Condensed Financial Statements (unaudited)	5

Lingas Ventures, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

	February 28, 2014 $	November 30, 2013 $
	(unaudited)
ASSETS

Cash	13,849	19,449

Total Assets	13,849	19,449

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	11,108	2,615
Due to related party	57,569	57,569
Total Liabilities	68,677	60,184

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 2,610,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 290,000,009 common shares	290,000	290,000
Additional paid-in capital	(240,000)	(240,000)
Accumulated deficit during the exploration stage	(104,828)	(90,735)

Total Stockholders’ Equity (Deficit)	(54,828)	(40,735)

Total Liabilities and Stockholders’ Deficit	13,849	19,449

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended February 28, 2014 $	Three months ended February 28, 2013 $	Accumulated from September 14, 2010 (Date of Inception) to February 28, 2014 $

Revenues	–	–	–

Operating Expenses

General and administrative	14,093	19,316	82,448
Mineral property costs	–	–	17,380
Impairment loss on mineral property	–	–	5,000

Net Loss	(14,093)	(19,316)	(104,828)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	290,000,009	290,000,009

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three months ended February 28, 2014 $	Three months ended February 28, 2013 $	Accumulated from September 14, 2010 (Date of Inception) to February 28, 2014 $
Operating Activities

Net loss	(14,093)	(19,316)	(104,828)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral property	–	–	5,000
Expense paid by related party	–	–	3,414

Changes in operating assets and liabilities:
Prepaid expenses	–	1,095	–
Accounts payable and accrued liabilities	8,493	1,120	11,108

Net Cash Used In Operating Activities	(5,600)	(17,101)	(85,306)

Investing Activities

Acquisition of mineral property	–	–	(5,000)

Net Cash Used In Investing Activities	–	–	(5,000)

Financing Activities
Proceeds from related party	–	117	62,312
Repayments to related party	–	–	(7,711)
Proceeds from issuance of common shares	–	–	50,000

Net Cash Provided by Financing Activities	–	117	104,155

Increase (decrease) in Cash	(5,600)	(16,984)	13,849

Cash – Beginning of Period	19,449	41,878	–

Cash – End of Period	13,849	24,894	13,849

Non-cash investing and financing activities
Effects of forward stock split	–	–	240,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Lingas Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Lingas Resources Inc. (the “Company”) was incorporated in the state of Nevada on September 14, 2010. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and is a mineral exploration company with the purpose of acquiring and developing mineral properties.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2014, the Company has not recognized any revenue, has a working capital deficit of $54,828, and has an accumulated deficit of $104,828. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is November 30.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2013 audited financial statements.  The results of operations for the periods ended February 28, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Lingas Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 28, 2014 and November 30, 2013, the Company did not have any potentially dilutive shares.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Lingas Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2014 and November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Lingas Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

3.	Related Party Transactions

a)
At February 28, 2014, the Company owed $57,569 (November 30, 2013 - $57,569) to the former President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events with the exception of the following:

a)
On March 19, 2014, John Ngitew and Grace Parinas, the principals shareholders of the Company, entered into a Stock Purchase Agreement which provided for the sale of 145,000,000 shares of common stock of the Company (the “Purchased Shares”) to Eric Hagen (49,000,000 shares); Jonathan Hunt (48,000,000 shares) and Steven Brandt (48,000,000 shares). The consideration paid for the Purchased Shares, which represent 50% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $21,750. As part of the agreement, John Ngitew forgave $57,569 of amounts owed to him in addition to assuming responsibility of all outstanding accounts payable and accrued liabilities of $11,108

b)	On March 21, 2014, John Ngitew resigned as President and Director of the Company, and the Company appointed Eric Hagen as the new President and Director of the Company.

c)
On March 31, 2014, Eric Hagen, Jonathan Hunt and Steve Brandt, the sole officers and directors of the Company, were each issued 19,000 shares of common stock, with a fair value of $5,700 based on the closing trading price of the Company’s common stock, in consideration for services performed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Lingas Ventures,” “we,” “us,” or “our” are to Lingas Ventures, Inc.

Plan of Operation

On March 19, 2014, John Ngitew and Grace Parinas, the principals shareholders of Lingas Ventures, Inc. (the “Company”), entered into a Stock Purchase Agreement which provided for the sale of 145,000,000 shares of common stock of the Company (the “Purchased Shares”) to Eric Hagen (49,000,000 shares); Jonathan Hunt (48,000,000 shares) and Steven Brandt (48,000,000 shares) (collectively, the “Purchaser”). The consideration paid for the Purchased Shares, which represent 50% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $21,750. The source of the cash consideration for the Purchased Shares was personal funds of the Purchasers. In connection with the transaction, Mr. Ngitew released the Company from all debts owed to him.

As a result of the change in control, management of the Company will be focusing on various opportunities in the recreational and medical marijuana industry.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  As of February 28, 2014, our company had no cash on hand.

RESULTS OF OPERATIONS

Working Capital

	February 28, 2014 $	November 30, 2013 $

Current Assets	13,849	19,449
Current Liabilities	68,677	60,184
Working Capital (Deficit)	(54,828)	(40,735)

Cash Flows

	Three months ended February 28, 2014 $	Three months ended February 28, 2013 $

Cash Flows used in Operating Activities	(5,600)	(17,101)
Cash Flows from Financing Activities	-	117
Net Increase (decrease) in Cash During Period	(5,600)	(16,984)

Operating Revenues

For the period from September 14, 2010 (date of inception) to February 28, 2014, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended February 28, 2014, the Company incurred operating expenses of $14,093 compared to $19,316 for the three months ended February 28, 2013.  The decrease in operating expenses was attributed to limited amounts of cash flow for the Company which limited the amount of transactions incurred during the period.

For the three months ended February 28, 2014 and 2013, the Company had a loss per share of $nil.

Liquidity and Capital Resources

As at February 28, 2014, the Company had cash and total assets of $13,849 compared with $19,449 as at November 30, 2013.  The decrease in cash and total assets were attributed to the use of available financing for operating costs as the Company did not raise any proceeds from financing activities during the period.

During the three months ended February 28, 2014, the Company did not have any equity transactions.

We will require capital and estimate that within the next 12 months we will need approximately $1,000,000. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

Cashflow from Operating Activities

During the three months ended February 28, 2014, the Company used $5,600 of cash for operating activities compared with $17,101 during the three months ended February 28, 2013.  The decrease in cash used for operating activities was due to the fact that the Company had limited transactions during the period.

Cashflow from Investing Activities

During the three months ended February 28, 2014 and 2013, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended February 28, 2014, the Company did not have any financing activities.  During the three months ended February 28, 2013, the Company received proceeds of $117 from a related party.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2014, Eric Hagen, Jonathan Hunt and Steve Brandt, the sole officers and directors of the Company, were each issued 19,000 shares of common stock of the Company in consideration for services performed. The issuance and sale of shares of common stock by the Company to Messrs. Hagen, Hunt and Brandt was made without registration under the Securities Act of 1933, as amended (the “Act”), or the securities laws of the applicable state, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 1350 Certification of Principal Financial Officer
32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
32.2	Rule 1350 Certification of Principal Financial Officer

101.INS **	XBRL Instance
101.SCH **	XBRL Taxonomy Extension Schema
101.CAL **	XBRL Taxonomy Extension Calculations
101.DEF **	XBRL Taxonomy Extension Definitions
101.LAB **	XBRL Taxonomy Extension Labels
101.PRE **	XBRL Taxonomy Extension Presentation

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGAS VENTURES, INC.
(Registrant)

Dated: April 25, 2014	By:	/s/ Eric Hagen
Eric Hagen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 25, 2014	By:	/s/ Steve Brandt
Steve Brandt
Treasurer and Vice President
(Principal Financial and Accounting Officer)