Form 10-Q
period 2014-05-31
Cannabis Kinetics Corp.
filed 2014-07-17
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-54798

CANNABIS KINETICS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0372219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 W 71st Avenue, Unit 5

Westminster CO 80030

(Address of principal executive offices)

(720)-319-5602

(Registrant’s telephone number, including area code)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 16, 2014, 29,133,201 shares of common stock, par value $0.001 per share, were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Financial Statements

(Expressed in US dollars)

For the period ended May 31, 2014

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Balance Sheets

(Expressed in US dollars)

	May 31, 2014 $	November 30, 2013 $
	(unaudited)
ASSETS
Cash	105,819	19,449

Total Assets	105,819	19,449

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	8,500	2,615
Due to related party	91,000	57,569
Total Liabilities	99,500	60,184

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001 per share
Series A Preferred Stock, 5,500,000 shares authorized No shares issued and outstanding	–	–
Series B Preferred Stock, 750,000 shares authorized 8,958 shares issued and outstanding (November 30, 2013 – no shares)	9	–
Common Stock
Authorized: 261,000,000 shares, par value of $0.001 per share
Issued and outstanding: 29,020,701 shares (November 30, 2013 – 29,000,001 shares)	29,021	29,000
Additional paid-in capital	244,247	21,000
Accumulated deficit	(266,958)	(90,735)
Total Stockholders’ Equity (Deficit)	6,319	(40,735)
Total Liabilities and Stockholders’ Equity (Deficit)	105,819	19,449

(The accompanying notes are an integral part of these condensed unaudited financial statements)

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended May 31, 2014 $	Three months ended May 31, 2013 $	Six months ended May 31, 2014 $	Six months ended May 31, 2013 $

Operating Expenses

General and administrative	162,130	4,441	176,223	23,757

Net Loss	(162,130)	(4,441)	(176,223)	(23,757)

Net Earnings per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	29,003,780	29,000,001	29,001,910	29,000,001

(The accompanying notes are an integral part of these condensed unaudited financial statements)

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended May 31, 2014 $	Six months ended May 31, 2013 $

Operating Activities
Net loss	(176,223)	(23,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	47,100	–
Changes in operating assets and liabilities:
Prepaid expenses	–	1,250
Accounts payable and accrued liabilities	5,885	(3,474)
Due to related parties	102,108	–
Net Cash Used In Operating Activities	(21,130)	(25,981)

Financing Activities
Proceeds from related party	-	2,269
Repayments to related party	–	(17,500)
Proceeds from issuance of preferred stock	107,500	–
Net Cash Provided by (Used in) Financing Activities	107,500	(15,231)
Increase (Decrease) in Cash	86,370	(41,212)
Cash – Beginning of Period	19,449	41,878
Cash – End of Period	105,819	666

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-Cash Transactions
Forgiveness of related party debt	68,677	-

(The accompanying notes are an integral part of these condensed unaudited financial statements)

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Cannabis Kinetics Corp. (formerly Lingas Resources Inc.) (the “Company”) was incorporated in the state of Nevada on September 14, 2010. The Company was formerly a mineral exploration company with the purpose of acquiring and developing mineral properties. The Company will now be focusing on various opportunities in the recreational and medical marijuana industry.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2014, the Company has not recognized any revenue, has working capital of $6,319, and has an accumulated deficit of $266,958. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2014, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2013 audited financial statements. The results of operations for the periods ended May 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

The company has limited operations and is considered to be in the development stage. In the six months ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

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

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of May 31, 2014 and November 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

3.	Related Party Transactions

a)

At May 31, 2014, the Company owed $0 (November 30, 2013 - $57,569) to the former President and Director of the Company. On March 19, 2014, the former President and Director of the Company forgave $57,569 of amounts owed to him in addition to assuming responsibility of all outstanding accounts payable and accrued liabilities of $11,108 pursuant to a Stock Exchange Agreement. The total liabilities forgiven and assigned of $68,677 have been recorded as additional paid in capital.

b)

At May 31, 2014, the Company owed $91,000 (November 30, 2013 - $57,569) to directors and officers of the Company for management fees and loans to fund operations. The amounts are unsecured, non-interest bearing and due on demand.

	c)	On May 1, 2014, directors and officers of the Company were issued 5,700 shares of common stock with a fair value of $17,100 in consideration for services performed

	d)	On May 8, 2014, directors and officers of the Company were issued 15,000 shares of common stock with a fair value of $30,000 in consideration for services performed.

	e)	During the six months ended May 31, 2014, the Company paid or accrued management fees of $137,100 to directors and officers of the Company, of which $47,100 was paid through the issuance of 20,700 shares of common stock (Note 5).

4.	Preferred Stock

	a)	On May 23, 2014, the Company received proceeds of $7,500 for the subscription of 625 shares of Series B preferred stock.

	b)	On May 28, 2014, the Company received proceeds of $100,000 for the subscription of 8,333 shares of Series B preferred stock.

5.	Common Stock

On May 1, 2014, directors and officers of the Company were issued 5,700 shares of common stock with a fair value of $17,100 in consideration for services performed.

On May 8, 2014, directors and officers of the Company were issued 15,000 shares of common stock with a fair value of $30,000 in consideration for services performed.

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

6.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events with the exception of the following:

a)

On June 4, 2014, The Company entered into an asset purchase agreement pursuant to which the Company agreed to purchase substantially all of the assets of REM International LLC, a Colorado limited liability company, in consideration for $118,500 in cash and 1,500,000 shares of common stock.

b)

On June 10, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Stock”) designating 750,000 shares of the Company’s authorized preferred stock as Series B Stock, par value $0.001 per share. The Series B Preferred Stock is convertible at any time at the option of the holder into shares of common stock at a conversion ratio of 6 shares of common stock for each share of Series B Stock. Dividends accrue on each share of Series B Stock, at the rate of 4% per annum of the price paid for each share or $12 per share. Until November 30, 2016, the Company has the right to pay the dividend in additional shares of Series B Stock. A holder of Series B Stock shall be entitled to the number of votes per share equal to the number of shares of common stock into which such Series B Stock is convertible.

c)

On June 20, 2014, the Company entered into an exchange agreement pursuant to which directors and officers of the Company agreed to convert an aggregate of $8,250 owed by the Company into 274,998 shares of Series A Convertible Preferred Stock of the Company.

d)	On June 20, 2014, the Company issued 112,500 to the directors and officers of the Company in consideration for monthly management compensation.

e)

On June 23, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Stock”) designating 5,500,000 shares of the Company’s authorized preferred stock as Series A Stock, par value $0.001 per share. The Series A Preferred Stock is convertible at any time at the option of the holder into shares of common stock at a conversion ratio of 200 shares of common stock for each share of Series A Stock. A holder of Series A Stock shall be entitled to the number of votes per share equal to the number of shares of common stock into which such Series A Stock is convertible.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,”, “we,” “our” or “us” refer to Cannabis Kinetics, Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Plan of Operation

As a result of a change of control of the Company pursuant to a stock purchase agreement entered into on March 19, 2014 whereby the former principals shareholders of the Company sold an aggregate of 145,000,000 shares of common stock of the Company to Eric Hagen (49,000,000 shares); Jonathan Hunt (48,000,000 shares) and Steven Brandt (48,000,000 shares) which represented 50% of the issued and outstanding share capital of the Company on a fully-diluted basis, for $21,750, and resigned as officers and directors of the Company and Messrs. Hagen, Hunt and Brandt were appointed officers and directors, management intends to focus on various opportunities in the recreational and medical marijuana industry.

On May 1, 2014, the Company filed an Amendment to its Articles of Incorporation to change its name from Lingas Ventures, Inc. to Cannabis Kinetics Corp., to provide for a 1 for 10 reverse stock split and to authorize the issuance of 10,000,000 shares of blank check preferred stock. On June 4, 2014, the Company’s new trading symbol, CANK became effective.

On June 6, 2014, the Company, REM International, LLC, a Colorado limited liability company (“REM”), and Robert E. Matuszewki, the owner of all of the issued and outstanding equity interests in REM (the “Principal”), entered into an asset purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to purchase substantially all of the assets of REM in consideration for $118,500 in cash and 1,500,000 shares of the Company’s common stock, par value $0.001, subject to the terms and conditions of the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of certain conditions provided for in the Purchase Agreement, including the receipt of REM’s audited financial statements which comply with the rules and regulations of the SEC and a consent from its independent auditors. Upon the closing of the transactions contemplated by the Purchase Agreement, it is intended that Robert E. Matuszewski will be appointed an officer and director of the Company.

On June 10, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock designating 750,000 shares of the Company’s authorized preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Stock”). A summary of the material provisions of the Certificate of Designation governing the Series B Stock is set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2014.

On June 23, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock designating 5,500,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Stock”). A summary of the material provisions of the Certificate of Designation governing the Series A Stock is set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2014.

Results of Operations

For the three months ended May 31, 2014 and May 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended May 31, 2014 and May 31, 2013.

Total operating expenses

For the three months ended May 31, 2014, total operating expenses were $162,130, consisting of general and administrative expenses. For the three months ended May 31, 2013, total operating expenses were $4,441of general and administrative expenses. Operating expenses increased $157,689 primarily due to stock based compensation of $47,100 and other expenses related to the change in management during this period.

Net loss

For the three months ended May 31, 2014, the Company had a net loss of $162,130, as compared to a net loss for the three months ended May 31, 2013 of $4,441.

For the six months ended May 31, 2014 and May 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended May 31, 2014 and May 31, 2013.

Total operating expenses

For the six months ended May 31, 2014, total operating expenses were $176,223, which consisted of general and administrative expenses. For the six months ended May 31, 2013, total operating expenses were $23,757 of general and administrative expenses. General and administrative expenses were higher during the six months ended May 31, 2014 compared to May 31, 2013 primarily due to stock based compensation of $47,100 and other expenses related to the change in management.

Net loss

For the six months ended May 31, 2014, the Company had a net loss of $176,223, as compared to a net loss for the six months ended May 31, 2013 of $23,757.

Liquidity and Capital Resources

As of May 31, 2014, the Company had a cash balance of $105,819. We estimate that within the next 12 months we will need approximately $1,000,000 to develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

As of May 31, 2014, the Company has not recognized any revenue, has working capital of $6,319, and has an accumulated deficit of $266,958. Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of May 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of May 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On March 19, 2014, John Ngitew and Grace Parinas, the principals shareholders of the Company, entered into a stock purchase agreement for the sale of an aggregate of 145,000,000 shares of common stock of the Company (the “Purchased Shares”) to Eric Hagen, Jonathan Hunt and Steven Brandt. The consideration paid for the Purchased Shares, which represented 50% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $21,750. The shares issued to Messrs. Hagen, Hunt and Brandt have not been registered under the Securities Act of 1933, as amended (the “Act”), and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

On May 1, 2014, Eric Hagen, Jonathan Hunt and Steve Brandt, each an officer and director of the Company, were each issued 1,900 shares of common stock of the Company as compensation for services performed for the Company in the month of April 2014. Messrs. Brandt, Hunt and Hagen are each entitled to monthly compensation of $7,500 in cash and $7,500 in common stock of the Company based upon a 50% discount off the average of the previous 20 trading days. The issuance of such shares of common stock by the Company to Messrs. Hagen, Hunt and Brandt have not been registered under the Act, and were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On May 8, 2014, Eric Hagen, Jonathan Hunt and Steve Brandt, each an officer and director of the Company, were each issued 5,000 shares of common stock of the Company as compensation for services performed for the Company in the month of April 2014. Messrs. Brandt, Hunt and Hagen are each entitled to monthly compensation of $7,500 in cash and $7,500 in common stock of the Company based upon a 50% discount off the average of the previous 20 trading days. The issuance of such shares of common stock by the Company to Messrs. Hagen, Hunt and Brandt have not been registered under the Act, and were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On May 28, 2014, the Company raised $100,000 from the sale of 8,333 shares of Series B Convertible Preferred Stock. The Preferred Stock issued has not been registered under the Act, and was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

On May 23, 2014, the Company raised $7,500 from the sale of 625 shares of Series B Convertible Preferred Stock. The Preferred Stock issued has not been registered under the Act, and was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

On June 20, 2014, the Company and each of Steven Brandt, Jonathan Hunt and Eric Hagen entered into an exchange agreement pursuant to which each such individual agreed to convert $2,750 owed to him by the Company into 91,666 shares of Series A Convertible Preferred Stock of the Company (the “Preferred Stock”). Upon the exchange, the aggregate outstanding balance of $8,250 and any accrued interest thereon was deemed extinguished in consideration of the issuance of 274,998 shares of the Preferred Stock. The Preferred Stock issued to Messrs. Brandt, Hunt and Hagen has not been registered under the Act, and was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

On June 26, 2014, Eric Hagen, Jonathan Hunt and Steve Brandt, each an officer and director of the Company, were each issued 37,5000 shares of common stock of the Company as compensation for services performed for the Company. Although Messrs. Brandt, Hunt and Hagen are each entitled to monthly compensation of $7,500 in common stock of the Company based upon a 50% discount off the average of the previous 20 trading days, they agreed that the Company will no longer have to issue the shares to them.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS KINETICS, INC.

Dated: July 17, 2014	By	/s/ Eric Hagen
Eric Hagen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 17, 2014	By:	/s/ Steve Brandt
Steve Brandt
Treasurer and Vice President
(Principal Financial and Accounting Officer)

