Form 10-Q
period 2014-08-31
Cannabis Kinetics Corp.
filed 2014-10-16
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of October 15, 2014, 31,208,206 shares of common stock, par value $0.001 per share, were issued and outstanding.

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

For the period ended August 31, 2014

Condensed Consolidated Balance Sheets (unaudited)	F-2

Condensed Consolidated Statements of Operations (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	August 31, 2014 $	November 30, 2013 $
	(unaudited)
ASSETS

Cash	75,396	19,449
Prepaid expenses	3,421	–
Total Current Assets	78,817	–
Note receivable – Related Party	60,131	–
Total Assets	138,948	19,449

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	13,150	2,615
Due to related parties	195,250	57,569
Subscriptions received	10,000	–
Total Liabilities	218,400	60,184

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001 per share
Series A Preferred Stock, 5,500,000 shares authorized 274,998 shares issued and outstanding (November 30, 2013 – no shares)	275	–
Series B Preferred Stock, 750,000 shares authorized 19,525 shares issued and outstanding (November 30, 2013 – no shares)	20	–

Common Stock
Authorized: 2,610,000,000 shares, par value of $0.001 per share
Issued and outstanding: 29,133,201 shares (November 30, 2013 – 29,000,001 shares)	29,133	29,000

Additional paid-in capital	380,112	21,000
Accumulated deficit	(488,992)	(90,735)
Total Stockholders’ Deficit	(79,452)	(40,735)
Total Liabilities and Stockholders’ Deficit	138,948	19,449

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended August 31, 2014 $	Three months ended August 31, 2013 $	Nine months ended August 31, 2014 $	Nine months ended August 31, 2013 $
Operating Expenses
General and administrative	222,034	13,604	398,257	37,361
Net Loss	(222,034)	(13,604)	(398,257)	(37,361)

Net Loss per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	29,108,748	29,000,000	29,038,402	29,000,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine months ended August 31, 2014 $	Nine months ended August 31, 2013 $
Operating Activities
Net loss	(398,257)	(37,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	48,309	–
Changes in operating assets and liabilities:
Prepaid expenses	(3,421)	1,250
Accrued interest on notes receivable	(131)	–
Accounts payable and accrued liabilities	10,535	9,030
Due to related parties	214,608	3,369
Net Cash Used In Operating Activities	(128,357)	(23,712)

Investing Activities
Issuance of notes receivable to related party	(60,000)	–
Net Cash Used in Investing Activities	(60,000)	–

Financing Activities
Repayments to related party	–	(17,500)
Proceeds from issuance of Series B preferred stock	234,304	–
Subscriptions received	10,000	–
Net Cash Provided by (Used in) Financing Activities	244,304	(17,500)
Increase (Decrease) in Cash	55,947	(41,212)
Cash – Beginning of Period	19,449	41,878
Cash – End of Period	75,396	666

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-Cash Transactions:
Forgiveness of related party debt	68,677	–
Series A preferred stock issued for debt	8,250	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Condensed Consolidated Financial Statements

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2014, the Company has not recognized any revenue, has a working capital deficit of $79,452, and has an accumulated deficit of $488,992. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended November 30, 2013, included in the Company’s Annual Report on Form 10-K filed on March 17, 2014, with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2014, and the results of its operations and cash flows for the three and nine months ended August 31, 2014 and 2013. The results of operations for the three and nine months ended August 31, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HBH Industries Inc. Intercompany balances and transactions are eliminated upon consolidation.

The Company has limited operations and is considered to be in the development stage. In the nine months ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Stock-based Compensation

We account for the grant of stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, in accordance with ASC 815-15 “Derivative and Hedging” the Company valued the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

3. Related Party Transactions

a) At August 31, 2014, the Company owed $0 (November 30, 2013 - $57,569) to the former President and Director of the Company. On March 19, 2014, the former President and Director of the Company forgave $57,569 of amounts owed to him in addition to assuming responsibility of all outstanding accounts payable and accrued liabilities of $11,108 pursuant to a Stock Exchange Agreement. The total liabilities forgiven and assigned of $68,677 have been recorded as additional paid in capital.

b) At August 31, 2014, the Company owed $195,250 (November 30, 2013 - $0) to directors and officers of the Company for management fees and loans to fund operations. The amounts are unsecured, non-interest bearing and due on demand.

c) On May 1, 2014, directors and officers of the Company were issued 5,700 shares of common stock with a fair value of $17,100 in consideration for services performed.

d) On May 8, 2014, directors and officers of the Company were issued 15,000 shares of common stock with a fair value of $30,000 in consideration for services performed.

e) On June 25, 2014, directors and officers of the Company were issued 112,500 shares of common stock with a fair value of $1,125 in consideration for services performed.

f) On June 20, 2014, the Company entered into an exchange agreement pursuant to which directors and officers of the Company agreed to convert an aggregate of $8,250 owed by the Company into 274,998 shares of Series A Convertible Preferred Stock of the Company.

g) During the nine months ended August 31, 2014, the Company paid or accrued management fees of $250,725 to directors and officers of the Company, of which $48,225 was paid through the issuance of 133,200 shares of common stock (Note 6).

4. Note Receivable – Related Party

On August 15, 2014, the Company issued a Promissory Note to a related party, whereby the Company agreed to lend up to an aggregate of $3,000,000, which bears interest at 8% per annum, is unsecured and matures on August 15, 2017. The borrower may borrow in increments of up to $750,000. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. At August 31, 2014, the Company recognized accrued interest receivable of $131.

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5. Preferred Stock

a) On May 23, 2014, the Company received proceeds of $7,500 for the subscription of 625 shares of Series B preferred stock.

b) On May 28, 2014, the Company received proceeds of $100,000 for the subscription of 8,333 shares of Series B preferred stock.

c) On June 4, 2014, the Company received proceeds of $60,000 for the subscription of 5,000 shares of Series B preferred stock.

d) On June 10, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Stock”) designating 750,000 shares of the Company’s authorized preferred stock as Series B Stock, par value $0.001 per share. The Series B Preferred Stock is convertible at any time at the option of the holder into shares of common stock at a conversion ratio of 6 shares of common stock for each share of Series B Stock. Dividends accrue on each share of Series B Stock, at the rate of 4% per annum of the price paid for each share or $12 per share. Until November 30, 2016, the Company has the right to pay the dividend in additional shares of Series B Stock. A holder of Series B Stock shall be entitled to the number of votes per share equal to the number of shares of common stock into which such Series B Stock is convertible. None of the Series B Preferred Stock is redeemable at the holder’s option or callable by the Company.

e) On June 18, 2014, the Company received proceeds of $1,800 for the subscription of 150 shares of Series B preferred stock.

f) On June 19, 2014, the Company received proceeds of $5,004 for the subscription of 417 shares of Series B preferred stock.

g) On June 23, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Stock”) designating 5,500,000 shares of the Company’s authorized preferred stock as Series A Stock, par value $0.001 per share. The Series A Preferred Stock is convertible at any time at the option of the holder into shares of common stock at a conversion ratio of 200 shares of common stock for each share of Series A Stock. A holder of Series A Stock shall be entitled to the number of votes per share equal to the number of shares of common stock into which such Series A Stock is convertible. None of the Series A Preferred Stock is redeemable at the holder’s option, no dividend rights nor callable by the Company.

h) On June 25, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

i) On July 1, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

j) On August 4, 2014, the Company received proceeds of $50,000 for the subscription of 4,167 shares of Series B preferred stock.

k) On August 5, 2014, the Company filed a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Stock”), whereby the Company removed the payment of dividends in additional shares of Series B Stock, increased the conversion rate of the Series B Stock to 24 shares of common stock, and eliminated the right of holders of the Series B Stock to have a veto right on the ability of the Company to issue debt.

l) At August 31, 2014, the Company received subscriptions of $10,000 for 833 shares of Series B preferred stock, which have not been issued at August 31, 2014, and have been included in subscriptions received.

For both Series A and B preferred stock, the Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity. The Company also analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

Cannabis Kinetics Corp.

(formerly Lingas Ventures, Inc.)

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

6. Common Stock

On May 15, 2014, a 1 for 10 reverse split of the Company’s issued and outstanding common shares was effective. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of August 31, 2014, and November 30, 2013.

a) On May 1, 2014, directors and officers of the Company were issued 5,700 shares of common stock with a fair value of $17,100 in consideration for services performed.

b) On May 8, 2014, directors and officers of the Company were issued 15,000 shares of common stock with a fair value of $30,000 in consideration for services performed.

c) On June 25, 2014, directors and officers of the Company were issued 112,500 shares of common stock with a fair value of $1,125 in consideration for services performed.

7. Commitment

On July 27, 2014, the Company entered into a Professional Relations and Consulting Agreement for consulting services effective on July 29, 2014 and ending on July 29, 2015. For the first 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the closing share price on the day preceding the execution of the agreement. For the remaining 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the average closing share price for the 5 trading days preceding January 15, 2015. During the nine months ended August 31, 2014, the Company recognized consulting fees of $12,584 for the consultant, representing a cash payment of $12,500 and the fair value of the shares issuable of $84. At August 31, 2014, the Company has not issued any shares pursuant to the agreement.

8. Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events with the exception of the following:

a) On September 2, 2014, the Company issued 833 shares of Series B preferred stock for proceeds of $10,000 that were received on August 31, 2014.

b) On September 8, 2014, the Company issued 834 shares of Series B preferred stock for proceeds of $10,000.

c) On September 9, 2014, the Company issued 833 shares of Series B preferred stock for proceeds of $10,000.

d) On September 10, 2014, the Company issued 4,165 shares of Series B preferred stock for proceeds of $49,982.50.

e) On September 11, 2014, the Company completed an asset purchase agreement pursuant to which the Company agreed to purchase substantially all of the assets of REM International LLC, a Colorado limited liability company, in consideration for $118,500 in cash and 1,500,000 shares of common stock.

f) On September 19, 2014, the Company issued 417 shares of Series B preferred stock for proceeds of $5,000

g) On September 25, 2014, the Company issued 525,000 shares of common stock for consulting services.

h) On October 2, 2014, the Company entered into a definitive Letter of Intent with The Big Tomato, a Colorado corporation, whereby the Company agreed to purchase all of the operating assets and assume all trade payables and liabilities relating to the inventory and other specified business expenses in consideration for $1,500,000, 250,000 shares of common stock and a newly created class of preferred stock with a market value of $9,000,000 based on the volume weighted average price of the common stock of the Company from October 2, 2014, until the transaction closes. The cash portion of the purchase price is to be secured by The Big Tomato’s business and payable over 2 years in equal semi-annual installments of $325,000 each, commencing 6 months from closing. The sellers may elect to receive the cash installments in cash or shares of preferred stock. Notwithstanding the execution of the Letter of Intent, the sellers of The Big Tomato have renegotiated some of the material terms of the transaction and are requiring the secured note as well as $400,000 in cash and 3,000,000 shares of common stock at closing. The Company and the sellers are working towards a definitive purchase agreement, and while the actual structure of the acquisition may change as a result of sellers' request, the basic material terms have currently been agreed and are as set forth herein. The transaction has not closed as of the date of filing of these financial statements

i) On October 15, 2014, The Company issued 50,000 shares of common stock for consulting services pursuant to the Professional Relations and Consulting Agreement (Note 7).

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

Plan of Operation

On September 11, 2014, Cannabis Kinetics Corp. acquired substantially all of the assets of REM International, LLC, a Colorado limited liability company (“REM”), pursuant to an asset purchase agreement, dated June 6, 2014 (the “Purchase Agreement”), by and among the Company, REM, and Robert E. Matuszewki, the owner of all of the issued and outstanding equity interests in REM. The consideration paid by the Company for the assets was $118,500 and the issuance 1,500,000 shares of the Company’s common stock, par value $0.001 per share. Pursuant to the amendment to the Purchase Agreement, the Company agreed to pay REM $7,000 for the next five months and commencing March 2015 $12,750 for the subsequent six months. On September 11, 2014, the Company paid REM the first installment of $7,000. The assets purchased consist of certain intellectual property, including trademarks and domain names. The Company did not assume any liabilities in connection with the acquisition.

In its effort to commence generating revenues, the Company entered into an exclusive distribution agreement with Ivory Coco International, LLC, a Colorado-based importer and supplier of Coco Coir, an all-natural soil additive utilized by indoor and outdoor gardening operations. As a result of this agreement, the Company hopes to establish distribution and sales of the Coco Coir products. On October 5, 2014 the Company placed its first order for Coco Coir.

On October 2, 2014, the Company entered into a definitive Letter of Intent with The Big Tomato, a Colorado corporation, whereby the Company agreed to purchase all of the operating assets and assume all trade payables and liabilities relating to the inventory and other specified business expenses in consideration for $1,500,000, 250,000 shares of common stock and a newly created class of preferred stock with a market value of $9,000,000 based on the volume weighted average price of the common stock of the Company from October 2, 2014, until the transaction closes. The cash portion of the purchase price is to be secured by The Big Tomato’s business and payable over 2 years in equal semi-annual installments of $325,000 each, commencing 6 months from closing. The sellers may elect to receive the cash installments in cash or shares of preferred stock. Notwithstanding the execution of the Letter of Intent, the sellers of The Big Tomato have re-negotiated some of the material terms of the transaction and are requiring the secured note as well as $400,000 in cash and 3,000,000 shares of common stock at closing. The Company and the sellers are working towards a definitive purchase agreement, and while the actual structure of the acquisition may change as a result of sellers' request, the basic material terms have currently been agreed and are as set forth herein.

On August 15, 2014, HBH Industries, Inc., a wholly-owned subsidiary of the Company, executed a promissory note with Monarch, Inc., a Colorado corporation which is wholly owned by Steve Brandt, a director of the Company. Pursuant to the terms of such note, HBH Industries agreed to lend Monarch up to an aggregate of $3,000,000, with interest accruing at 8% per annum. The loans to Monarch are unsecured and all amounts will be due on August 15, 2017. On August 21, 2014, HBH Industries advanced $60,000 under the Promissory Note.

Results of Operations

For the three months ended August 31, 2014 and August 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended August 31, 2014 and August 31, 2013.

Total operating expenses

For the three months ended August 31, 2014, total operating expenses were $222,034, consisting of interest income of $131 and general and administrative expenses of $222,165. For the three months ended August 31, 2013, total operating expenses were $13,604, consisting of general and administrative expenses. Operating expenses increased by $208,430 primarily due to the increase of management fees, professional fees and other expenses

Net loss

For the three months ended August 31, 2014, the Company had a net loss of $222,034, as compared to a net loss for the three months ended August 31, 2013 of $13,604.

For the nine months ended August 31, 2014 and August 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the nine months ended August 31, 2014 and August 31, 2013.

Total operating expenses

For the nine months ended August 31, 2014, total operating expenses were $398,257, consisting of interest income of $131 and general and administrative expenses of $398,388. For the nine months ended August 31, 2013, total operating expenses were $37,361 of general and administrative expenses. General and administrative expenses were higher during the nine months ended August 31, 2014 compared to August 31, 2013 primarily due to the increase of management fees, professional fees and other expenses.

Net loss

For the nine months ended August 31, 2014, the Company had a net loss of $398,257, as compared to a net loss for the nine months ended August 31, 2013 of $37,361.

Liquidity and Capital Resources

As of August 31, 2014, the Company had a cash balance of $75,396. We estimate that within the next 12 months we will need approximately $750,000 to acquire The Big Tomato and further develop our business. We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of additional shares and the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Pursuant to the purchase agreement for the assets acquired from REM International, LLC, the Company is obligated to pay REM $7,000 for the next five months and commencing March 2015 $12,750 for the subsequent six months. Currently, the Company does not have adequate cash to make such payments.

Going Concern

As of August 31, 2014, the Company has not recognized any revenue, has a working capital deficit of $79,452, and has an accumulated deficit of $488,992. Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Stock-based Compensation

We account for the grant of stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, in accordance with ASC 815-15 “Derivative and Hedging” the Company valued the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. As of August 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of August 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

As of September 11, 2014, the Company issued 1,500,000 shares of common stock to REM International, LLC pursuant to the terms of the Asset Purchase Agreement with said person. The shares issued have not been registered under the Securities Act of 1933, as amended (the “Act”), and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act.

On September 16, 2014, the Company issued 500,000, 15,000 and 10,000 shares of common stock to each of Kevin Malone, Sherry Serna and Deborah Engles, respectively, for services provided by each of these three individuals to the Company. The shares issued have not been registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act.

As of October 15, 2014, the Company issued 50,000 shares of common stock to Acorn Management Partners, LLC for services rendered. The shares have not been registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act.

During the quarter and in the first week of September 2014, the Company raised an aggregate of $319,286 from the sale of 26,607 shares of Series B Convertible Preferred Stock. The Preferred Stock has not been registered under the Act, and was issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note executed by Monarch, Inc. to HBH Industries, Inc.

10.2	Professional Relations and Consulting Agreement between Cannabis Kinetics Corp. and Acorn Management Partners, LLC

31.1	Certification of Principal Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNABIS KINETICS, INC.

Dated: October 15, 2014	By	/s/ Eric Hagen
Eric Hagen
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 15, 2014	By:	/s/ Steve Brandt
Steve Brandt
Treasurer and Vice President (Principal Financial and Accounting Officer)

