Form 10-K
period 2014-11-30
Monarch America, Inc.
filed 2015-03-04
CIK 1531433

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

Commission file number: 000-55260

MONARCH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0372219
(State of incorporation)	(I.R.S. Employer Identification No.)

1150 W. Custer Place

Denver, CO 80223

(Address of Principal Executive Offices, Zip Code)

844-852-1537

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of $4.00 per share of common stock as of May 30, 2014 was $58,400,012.

As of March 4, 2015, there were 101,904,618 shares of the issuer’s common stock issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Monarch America, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

As further described below, Monarch America, Inc. (the “Company”) is actively involved in the business of being a fully-integrated cannabis management company. Since current management has taken control of the Company in March 2014, (i) we are involved in the sale and distribution of hydroponic lights and equipment as a result of our acquisition of The Big Tomato, (ii) we generate sales of specialty soil used in the growth of marijuana and (iii) consummated the acquisition of certain intellectual property, including trademarks and domain names, used by the Company in branding and marketing its products and services.

Monarch America, Inc. has been established to provide turnkey solutions, management and consulting services to the legal and regulated marijuana industry. While not directly engaged in the sale of marijuana, Monarch America offers the complete spectrum of capabilities that elevate the business of cultivation from the erratically stocked, sparsely staffed and managed, independent-store model to that of an efficient and consistently managed organization.

Monarch America aims to oversee and manage all facets of retail operations, from property management, technology and equipment leasing to inventory control, staffing, and day-to-day operational management.

Corporate History

The Company was incorporated in the State of Nevada on September 14, 2010. On March 19, 2014, John Ngitew and Grace Parinas, the former principal shareholders of the Company f/k/a Lingas Ventures, Inc., entered into a Stock Purchase Agreement which provided for the sale of shares of common stock of the Company representing 50% of the issued and outstanding share capital of the Company on a fully-diluted basis to Eric Hagen, Jonathan Hunt and Steven Brandt. The consideration paid for the share was $21,750. In connection with the transaction, Mr. Ngitew released the Company from all debts owed to him. Effective as of March 19, 2014, in connection with the sale of the shares to Messrs. Hagen, Hunt and Brandt, both John Ngitew and Grace Parinas resigned from all their respective positions as officers and directors of the Company. The Board of Directors of the Company elected Eric Hagen as President and Chief Executive Officer, Jonathan Hunt as Vice President and Secretary and Steven Brandt as Vice President and Treasurer, and said three individuals became the directors of the Company.

On May 19, 2014, the Company changed its name to "Cannabis Kinetics Corp." and effectuated a 1 for 10 reverse stock split. As a result of the amendment to the company's Articles of Incorporation, the company was authorized to issue 10,000,000 shares of blank check preferred stock. The number of authorized shares of common stock, 2,610,000,000, par value $.001 per share, was not affected by the amendment.

On September 11, 2014, the Company acquired substantially all of the assets of REM International, LLC, a Colorado limited liability company (“REM”) pursuant to an asset purchase agreement, dated June 6, 2014 by and among the Company, REM, and Robert E. Matuszewki, the owner of all of the issued and outstanding equity interests in REM. The consideration paid by the Company for the assets was $118,500 and the issuance 1,500,000 shares of the Company’s common stock, par value $0.001 per share. Pursuant to the amendment to the Purchase Agreement dated as of September 11, 2014, the Company agreed to pay REM $7,000 for the next five months and commencing March 2015 $12,750 for the subsequent six months. The assets purchased consist of certain intellectual property, including trademarks and domain names. The Company did not assume any liabilities in connection with the acquisition.

On December 5, 2014, the Company borrowed $75,000 from Glamis Capital SA pursuant to the terms of a promissory note. The note provides that the Company can borrow up to an aggregate of $1,500,000 from Glamis until January 30, 2015. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of March 4, 2015, the Company borrowed an aggregate of $1,150,000 from Glamis Capital.

On December 18, 2014, the Company effectuated a 3-1 forward stock split and shareholders owning shares on such record date received 2 shares of the Company in addition to each share they owned as of such date. As of December 26, 2014, the name of the Company on the Daily List changed to “Monarch America, Inc.”

The Big Tomato

On January 14, 2015, the Company completed the acquisition of Jeremy N. Stout, Inc. d/b/a The Big Tomato, a Colorado corporation (“The Big Tomato”) pursuant to which The Big Tomato, Inc., a Colorado corporation and a wholly-owned subsidiary of the Company was merged with and into The Big Tomato. In addition to $400,000 in cash paid by the Company to Jeremy Stout and Josh Field, the shareholders of The Big Tomato, the Company issued an aggregate of 8,100,000 shares of common stock of the Company to the Shareholders. The Company also issued a secured promissory note in the principal amount of $1,000,000 (collectively, the “Notes”) to each of Messrs. Stout and Field. The Notes are payable in eight equal installments of $125,000 commencing April 1, 2015, accrue interest at the rate of 8% per annum and are secured by a first priority lien on all the assets of The Big Tomato. As additional security for the Notes, the Company pledged all of the shares of The Big Tomato to each of Messrs. Stout and Field. The security interest in such assets and the pledged stock is the exclusive remedy in the event of a default under the Notes. The Notes also provide that the Company shall be entitled to offset any damages incurred by it or its affiliates against the principal amount of the Notes arising from an inaccuracy or breach of any representation or warranty of to each of Messrs. Stout and Field or failure to perform or comply with the Notes or other agreements or documents delivered in connection with the merger.

Business

During the year ended November 30, 2014, the Company generated approximately $29,000 from the sale of Coco Coir and other soils.

Since completing the acquisition of The Big Tomato on January 14, 2015, we are now involved supplying hydroponics and indoor gardening supplies in Denver, Colorado. The Big Tomato provides thousands of indoor gardeners and commercial growers with top quality hydroponic supplies. The Big Tomato sells various types of products of indoor gardening products; grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic and gardening items.

Competition

Monarch America has significant amount of direct competitors in both the indoor gardening supply business and the consulting and management business. The growth of the Colorado cannabis market has attracted many businesses trying to enter the indoor gardening and hydroponic industry. Although there are a number of other indoor gardening and hydroponic centers, we feel that as one of the longest standing indoor gardening and hydroponic centers in the state of Colorado (established over 15 years ago), our competition is based primarily on price. The Big Tomato's purchasing power provides Monarch with a competitive advantage due the volume of products sold each month as our competition is unable to get the pricing advantage we have. Our competitors in the management and consulting include other management companies and investment funds trying to build out and lease commercial grow space.  As we intend to compete nationally, we will face additional competition from other companies, most of which are better funded than we are, as well as being able to affect the economic.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for our management services. However, since we are selling hydroponic equipment and soil for growing marijuana and are consulting for a grow facility, it is possible that our contemplated activities could be deemed to be facilitating the selling or distribution of marijuana in violation of the Federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Moreover, local, state and federal cannabis and marijuana laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our contemplated service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our contemplated business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our contemplated business. Any change in law or interpretation could have a material adverse effect on our contemplated business, financial condition, and results of operations.

Intellectual Property

In connection with the acquisition of the assets of REM International, LLC, the Company acquired various domain names and trademarks related to food and beverage products, global sourcing and trade which the Company currently intends to use in the marijuana and cannabis industries in the state of Colorado, where medical and recreational marijuana is legal.

Employees

As of March 4, 2015, the Company has 11 employees, 6 of which are employees of The Big Tomato, Inc. This includes Eric Hagen, CEO, and Jonathan Hunt, Treasurer and Secretary, as well as Josh Field, VP, and Jeremy Stout, VP of The Big Tomato.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company is a subtenant of approximately 3,000 square feet at a warehouse located at 1150 W. Custer Place, Denver, Colorado. Management believes that such space is adequate for its current use. We can utilize such space through August 31, 2015. As part of that agreement, the Company assumed the rent liability of the warehouse for the amount of $20,000 per month until August 31, 2015, along with other associated build-out costs estimated to be $500,000. Our landlord, the subtenant on the property, is to pay us $50,000 per month from August 2015 through May 2018.

Through its subsidiary, The Big Tomato, the Company also has a retail storefront and warehouse/commercial distribution center in Aurora, Colorado. The lease for the warehouse space, which expires October 31, 2018 provides for monthly payments of $2,133 for the first two years (the lease commenced in November 2013); $2,266.67 for years three and four and $2,400 for the fifth year. The lease for the retail storefront space, which expires March 31, 2019, provides for monthly payments of $5,235.05 in the first year, $54,13.34 in the second year and $5,568 for the remaining term.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

No longer applicable to the operations of Monarch America, Inc. (formerly Cannabis Kinetics, Inc) (Formerly Lingas Ventures, Inc.).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted under the symbol “BTFL.” The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Yahoo Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

November 30, 2013	NA	NA
February 28, 2014	NA	NA
May 30, 2014	$4.00	$4.00
August 31, 2014	$2.50	$2.50
November 30, 2014	$0.93	$0.80

The prices reported above do not reflect the 3 for 1 forward stock split on December 18, 2014 and the 1 for 10 reverse stock split on May 19, 2014.

The last reported sales price of our common stock on the OTCQB on March 3, 2015, was $.15.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of March 4, 2015, there were 101,904,618 shares of common stock issued and outstanding, which were held by 30 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended November 30, 2014 which were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include market and customer acceptance of our services and equipment; the ability to obtain financing to expand its operations; the ability to attract qualified management representatives, competition, pricing and development difficulties; the ability to fully implement our business plan as a result of being a reporting issuer with the Securities and Exchange Commission; general industry and market conditions and growth rates and general economic conditions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other risks that might be detailed from time to time in our filings with the SEC.

Because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

Monarch America, Inc. (the “Company”) is actively involved in the business of being a fully-integrated cannabis management company. Since current management has taken control of the Company in March 2014, (i) we are involved in the sale and distribution of hydroponic lights and equipment as a result of our acquisition of The Big Tomato, (ii) we generate sales of specialty soil used in the growth of marijuana and (iii) consummated the acquisition of certain intellectual property, including trademarks and domain names, used by the Company in branding and marketing its products and services.

Monarch America, Inc. has been established to provide turnkey solutions, management and consulting services to the legal and regulated marijuana industry. While not directly engaged in the sale of marijuana, Monarch America offers the complete spectrum of capabilities that elevate the business of cultivation from the erratically stocked, sparsely staffed and managed, independent-store model to that of an efficient and consistently managed organization.

Monarch America aims to oversee and manage all facets of retail operations, from property management, technology and equipment leasing to inventory control, staffing, and day-to-day operational management.

In fiscal year ended November 30, 2014, Monarch incurred costs associated with the transition of the company. These expenditures were necessary startup costs as management had to position the company to a new industry. The consolidated financial statements and results presented for fiscal year 2014 represent the transition phase and ramp-up of what is now Monarch America, Inc. into the cannabis cultivation industry, and do not reflect any revenue from the arrangements executed in 2015, including the revenues from the acquisition in January 2015 of The Big Tomato, an established retail and hydroponic supply store.

We recently entered into our first consulting arrangement with Greensky Inc., an affiliate of Steve Brandt, a former officer and director and major stockholder. Pursuant to this arrangement, commencing August 2015 through May 2018, Greensky shall pay us $50,000 each month as a consulting fee, to be revisited quarterly. Greensky will also pay us for any employees used by Greensky for consulting at its grow facility. We hope to enter into similar arrangements with other facilities.

Results of Operations

For the years ended November 30, 2014 and November 30, 2013

Revenues

The Company did not generate any revenues during the year ended November 30, 2013 and $28,938 of revenues for the year ended November 30, 2014.

Total operating expenses

During the year ended November 30, 2014, total operating expenses were $725,870, which consisted of professional fees of $314,908, impairment expense of $133,500, business licenses and permits of $10,568 and bank fees of $1,380. During the year ended November 30, 2013, total operating expenses were $44,563. Total operating expenses increased $718,128, or 1,611%, primarily as a result of the change in the core strategies of the business venture and the associated ramp up of those efforts.

Net loss

During the year ended November 30, 2014, the Company had a net loss of $733,753, as compared with a net loss of $44,563 for the year ended November 30, 2013, due to the factors listed above.

Liquidity and Capital Resources

As of November 30, 2014, the Company had $32,483 of cash and total liabilities of $114,500.

Management estimates that it needs approximately $2,140,000 for the next 12 months of operations, which includes $1,000,000 to pay the sellers for the sale of The Big Tomato. Quarterly interest payments are due to Glamis Capital commencing August 15, 2015 with the outstanding principal of $1,150,000 and all accrued interest due no later than January 30, 2016. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. Monarch has potential funding sources as listed below:

As a profitable subsidiary, The Big Tomato will provide about $17,000 in cash to Monarch America monthly. In its agreement with GreenSky, Monarch will begin to see cash inflows of $50,000 per month related to the design and buildout of the warehouse facility at 1150 Custer Pl. The consulting fees related to the management of the cultivation processes for GreenSky is still being negotiated, but those amounts will begin to be collected in August 2015 as well.

Going Concern Consideration

As of November 30, 2014, the Company has recognized any nominal revenue, has a working capital deficit of $56,979, and has an accumulated deficit of $824,488. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Stock-based Compensation

The Company accounts for the grant of stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock based compensation. Pursuant to ASC Topic 505-50 for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of intangible assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Consolidated Financial Statements

(Expressed in US dollars)

For the two years ended November 30, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Monarch America, Inc.

(formerly Cannabis Kinetics, Corp)

(formerly Lingas Ventures, Inc.)

Denver, CO

We have audited the accompanying consolidated balance sheet of Monarch America, Inc. and its subsidiaries (collectively the "Company") as of November 30, 2014 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch America, Inc. and its subsidiaries as of November 30, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit at November 30, 2014 and has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Lingas Ventures, Inc.

We have audited the accompanying balance sheet of Lingas Ventures, Inc. (the Company) as of November 30, 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended November 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lingas Ventures, Inc. as of November 30, 2013 and the results of its operations and cash flows for the year ended November 30, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 13, 2014

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30, 2014 $	November 30, 2013 $

ASSETS

Cash	32,483	19,449
Accounts receivable – Related party	25,538	–
Prepaid expenses	2,500	–
Total Current Assets	60,521	19,449
Notes receivable – Related party	57,186	–
Total Assets	117,707	19,449

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	114,500	2,615
Due to related parties	–	57,569
Total Liabilities	114,500	60,184

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001 per share
Series A Preferred Stock, 5,500,000 shares authorized 274,998 shares issued and outstanding (2013 – no shares)	275	–
Series B Preferred Stock, 750,000 shares authorized 35,354 shares issued and outstanding (2013 – no shares)	35	–

Common Stock
Authorized: 2,610,000,000 shares, par value of $0.001 per share
Issued and outstanding: 93,804,618 shares (2013 – 87,000,003 shares)	93,805	87,000

Additional paid-in capital	733,580	(37,000)
Accumulated deficit	(824,488)	(90,735)
Total Stockholders’ Equity (Deficit)	3,207	(40,735)
Total Liabilities and Stockholders’ Equity (Deficit)	117,707	19,449

(The accompanying notes are an integral part of these consolidated financial statements)

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year ended November 30, 2014 $	Year ended November 30, 2013 $

Revenues (Note 4)	28,938	–
Cost of sales	(36,821)	–
Gross Margin	(7,883)	–

Operating Expenses
General and administrative	(592,370)	(44,563)
Impairment of intangible assets	(133,500)	–
Net Loss	(733,753)	(44,563)

Less: Cumulative dividends on Series B preferred stock	(5,417)	–

Net Loss Attributable to Common Shareholders	(739,170)	(44,563)
Net Loss per Common Share – Basic and Diluted	(0.01)	(0.00)
Weighted Average Common Shares Outstanding – Basic and Diluted	88,479,060	87,000,003

(The accompanying notes are an integral part of these consolidated financial statements)

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

							Additional Paid-in
	Common Stock		Series A Preferred Stock		Series B Preferred Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$

Balance, November 30, 2012	87,000,003	87,000	–	–	–	–	(37,000)	(46,172)	3,828
Net loss for the year	–	–	–	–	–	–	–	(44,563)	(44,563)
Balance, November 30, 2013	87,000,003	87,000	–	–	–	–	(37,000)	(90,735)	(40,735)
Common stock issued for services	2,304,600	2,305	–	–	–	–	145,677	–	147,982
Common stock issued pursuant to asset purchase agreement	4,500,000	4,500	–	–	–	–	10,500	–	15,000
Series A preferred stock issued for debt	–	–	274,998	275	–	–	7,975	–	8,250
Series B preferred stock issued for cash	–	–	–	–	35,354	35	424,251	–	424,286
Forgiveness of related party debt	–	–	–	–	–	–	68,677	–	68,677
Donated capital and services	–	–	–	–	–	–	113,500	–	113,500
Rounding due to stock splits	15	–	–	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–	–	(733,753)	(733,753)

Balance, November 30, 2014	93,804,618	93,805	274,998	275	35,354	35	733,580	(824,488)	3,207

(The accompanying notes are an integral part of these consolidated financial statements)

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Expressed in US dollars)	Year ended November 30, 2014 $	Year ended November 30, 2013 $

Operating Activities
Net loss	(733,753)	(44,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	133,500	–
Expenses paid by related party	–	3,414
Imputed management fees	112,500	–
Common stock issued for services	147,982	–

Changes in operating assets and liabilities:
Accounts receivable	(25,538)	–
Prepaid expenses	(2,500)	1,250
Accrued interest on notes receivable	(1,186)	–
Accounts payable and accrued liabilities	12,473	(1,277)
Net Cash Used In Operating Activities	(356,252)	(41,176)

Investing Activities
Loans to related parties	(90,000)	–
Proceeds from repayment of loans from related parties	34,000	–
Purchase of intangible assets	(21,000)	–
Net Cash Used in Investing Activities	(77,000)	–

Financing Activities
Repayments to related party	–	(7,711)
Proceeds from related party		26,904
Proceeds from issuance of preferred stock	424,286	–
Donated capital – cash	1,000	–
Net Cash Provided by (Used in) Financing Activities	425,286	18,747
Increase (Decrease) in Cash	13,034	(22,429)
Cash – Beginning of Year	19,449	41,878
Cash – End of Year	32,483	19,449

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-Cash Transactions:
Accounts payable related to asset purchase agreement	97,500	–
Forgiveness of related party debt	68,677	–
Series A preferred stock issued for debt	8,250	–
Common stock issued for intangible assets	15,000	–

(The accompanying notes are an integral part of these consolidated financial statements)

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Monarch America Inc. (formerly Cannabis Kinetics Corp.) (formerly Lingas Ventures, Inc.) the “Company”) was incorporated in the state of Nevada on September 14, 2010. The Company was formerly a mineral exploration company with the purpose of acquiring and developing mineral properties. The Company will now be focusing on various opportunities in the recreational and medical marijuana industry.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2014, the Company has recognized minimal revenue, which was earned in conjunction with a related party transaction, has a working capital deficit of $53,979, and has an accumulated deficit of $824,488. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is November 30.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HBH Industries Inc. Intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of intangible assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

The Company derived the majority of its revenue from the sale of growing medium. The Company recognizes revenue, net of sales tax, when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when the customer takes possession of the merchandise at the point of sale or when title transfers upon shipment from the Company’s warehouse.

Stock-based Compensation

The Company accounts for the grant of stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock based compensation. Pursuant to ASC Topic 505-50 for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, in accordance with ASC 815-15 “Derivative and Hedging” the Company valued the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts receivable, notes receivable, notes receivable from related party, accounts payable and accrued liabilities, and due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended November 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.	Asset Purchase Agreement

On September 11, 2014, the Company completed an asset purchase agreement pursuant to which the Company agreed to purchase substantially all of the assets of REM International LLC, a Colorado limited liability company, in consideration for $118,500 in cash and 4,500,000 shares of common stock with a fair value of $15,000. The assets consisted solely of intellectual property. During the year ended November 30, 2014, the Company determined that the carrying value of the intangible assets exceeded its recoverable amount and recognized an impairment loss of $133,500.

4.	Related Party Transactions

a)

During the year ended November 30, 2013, the Company received cash advances of $26,904 from the then acting President and Director of the Company and repaid $7,711 to the then acting President and Director of the Company. The 2013 President also paid $3,414 in expenses on behalf of the Company.

b)

At November 30, 2014, the Company owed $nil (2013 - $57,569) to the former President and Director of the Company. On March 19, 2014, the former President and Director of the Company forgave $57,569 of amounts owed to him in addition to assuming responsibility of all outstanding accounts payable and accrued liabilities of $11,108 pursuant to a Stock Exchange Agreement. The total liabilities forgiven and assigned of $68,677 have been recorded as additional paid-in capital.

c)	On May 1, 2014, directors and officers of the Company were issued 17,100 shares of common stock with a fair value of $57 in consideration for services performed.

d)	On May 8, 2014, directors and officers of the Company were issued 45,000 shares of common stock with a fair value of $150 in consideration for services performed.

e)	On June 20, 2014, directors and officers of the Company were issued 337,500 shares of common stock with a fair value of $1,125 in consideration for services performed.

f)

On June 20, 2014, the Company entered into an exchange agreement pursuant to which directors and officers of the Company agreed to convert an aggregate of $8,250 owed by the Company, for expenses paid on behalf of the Company, into 274,998 shares of Series A convertible preferred stock of the Company.

g)

During the year ended November 30, 2014, the Company incurred management fees of $113,832 (2013 - $nil) to directors and officers of the Company, of which $1,332 was paid through the issuance of 399,600 shares of common stock (Note 7). During the year ended November 30, 2014, the directors and officers of the Company agreed to waive its claim to accrued management fees of $112,500, which was recognized in additional paid-in capital.

h)

During the year ended November 30, 2014, the Company recognized revenue of $25,538 (2013 - $nil) from Jeremy N. Stout, Inc. (d/b/a The Big Tomato), with whom the Company completed a Plan of Merger subsequent to year end (Note 10). Included in accounts receivable at November 30, 2014, were amounts owed of $25,538 from The Big Tomato.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

5.	Notes Receivable – Related Party

On August 15, 2014, the Company issued a Promissory Note to a related party, Steve Brandt, whereby the Company agreed to lend up to an aggregate of $3,000,000, which bears interest at 8% per annum, is unsecured and matures on August 15, 2017. The borrower (Steve Brandt) may borrow in increments of up to $750,000. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. During the year ended November 30, 2014, the borrower repaid $34,000 of principal. At November 30, 2014, the Company recognized accrued interest receivable of $1,030. Steve Brandt is a former officer and director of the company and a large shareholder and has subsequently entered into a consulting agreement with Monarch, whereby Monarch will provide management and consulting arrangements for the buildout of growing facilities (Note 10). The company evaluated the loan and determined that it was not a personal loan as defined by SOX 402 because the proceeds of the loan were used to pay for certain for licenses or intellectual property on behalf of Monarch America to facilitate the buildout of the warehouse.

On November 11, 2014, the Company issued a Promissory Note to The Big Tomato, whereby the Company agreed to lend $30,000, which bears interest at 10% per annum, is unsecured and matures on December 31, 2015. At November 30, 2014, the Company recognized accrued interest receivable of $156. In February, 2015, the principal balance was paid in full. The Big Tomato was acquired effective January 1, 2015, and is now a wholly-owned subsidiary of Monarch America.

6.	Preferred Stock

a)	On May 23, 2014, the Company received proceeds of $7,500 for the subscription of 625 shares of Series B preferred stock.

b)	On May 28, 2014, the Company received proceeds of $100,000 for the subscription of 8,333 shares of Series B preferred stock.

c)	On June 4, 2014, the Company received proceeds of $60,000 for the subscription of 5,000 shares of Series B preferred stock.

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

g)

On June 20, 2014, the Company entered into an exchange agreement pursuant to which directors and officers of the Company agreed to convert an aggregate of $8,250 owed by the Company, for expenses paid on behalf of the Company, into 274,998 shares of Series A convertible preferred stock of the Company.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

h)

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

i)	On June 25, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

j)	On July 1, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

k)	On August 4, 2014, the Company received proceeds of $50,000 for the subscription of 4,167 shares of Series B preferred stock.

l)

On August 5, 2014, the Company filed a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Stock”), whereby the Company removed the payment of dividends in additional shares of Series B Stock, reduced the conversion rate of the Series B Stock to 24 shares of common stock, and eliminated the right of holders of the Series B Stock to have a veto right on the ability of the Company to issue debt.

m)	On September 2, 2014, the Company received proceeds of $10,000 for the subscription of 833 shares of Series B preferred stock.

n)	On September 8, 2014, the Company received proceeds of $10,000 for the subscription of 833 shares of Series B preferred stock.

o)	On September 9, 2014, the Company received proceeds of $10,000 for the subscription of 833 shares of Series B preferred stock.

p)	On September 10, 2014, the Company received proceeds of $49,982 for the subscription of 4,165 shares of Series B preferred stock.

q)	On September 19, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

r)	On October 22, 2014, the Company received proceeds of $50,000 for the subscription of 4,165 shares of Series B preferred stock.

s)	On October 23, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

t)	On November 10, 2014, the Company received proceeds of $50,000 for the subscription of 4,165 shares of Series B preferred stock.

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

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

7.	Common Stock

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

b)	On May 1, 2014, directors and officers of the Company were issued 17,100 shares of common stock with a fair value of $57 in consideration for services performed.

c)	On May 8, 2014, directors and officers of the Company were issued 45,000 shares of common stock with a fair value of $150 in consideration for services performed.

d)

On May 15, 2014, FINRA confirmed a 1 for 10 reverse stock split. The stock split reduced the number of shares issued and outstanding from 290,057,004 to 29,005,700 shares. As a result of the amendment to the company's Articles of Incorporation, the company is now authorized to issue 10,000,000 shares of blank check preferred stock. The number of authorized shares of common stock, 2,610,000,000, par value $.001 per share, was not affected by the amendment.

e)	On June 20, 2014, directors and officers of the Company were issued 337,500 shares of common stock with a fair value of $1,125 in consideration for services performed.

f)	On September 11, 2014, the Company issued 4,500,000 shares of common stock with a fair value of $15,000 pursuant to an asset purchase agreement with REM International LLC (Note 3).

g)	On September 16, 2014, The Company issued 1,575,000 shares of common stock with a fair value of $5,250 for consulting services.

h)	On October 15, 2014, The Company issued 150,000 shares of common stock with a fair value of $61,000 for consulting services pursuant to the Professional Relations and Consulting Agreement (Note 8).

i)	On November 11, 2014, The Company issued 180,000 shares of common stock with a fair value of $80,400 for consulting services.

j)	On December 18, 2014, the Company completed a 3-for-1 forward stock split. All share and per share numbers have been restated retroactively to reflect the stock split (Note 10).

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.	Commitment

On July 27, 2014, the Company entered into a Professional Relations and Consulting Agreement for consulting services effective on July 29, 2014 and ending on July 29, 2015. For the first 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the closing share price on the day preceding the execution of the agreement. For the remaining 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the average closing share price for the 5 trading days preceding January 15, 2015. During the year ended November 30, 2014, the Company recognized consulting fees of $111,000 for the consultant, representing cash payments of $50,000 and the fair value of the 150,000 shares issued of $61,000. There was a liability of $12,500 outstanding at November 30, 2014 pertaining to these arrangements.

9.	Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended November 30, 2014, and 2013, as a result of the following:

	2014 $	2013 $

Net loss before taxes	(733,753)	(44,563)
Statutory rate	34%	34%

Expected tax recovery	(249,476)	(15,151)
Permanent differences and other	96,810	–
Change in valuation allowance	152,666	15,151

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at November 30, 2014, and 2013, after applying enacted corporate income tax rates, are as follows:

	2014 $	2013 $

Deferred income tax assets
Net operating losses carried forward	145,266	30,850
Valuation allowance	(145,266)	(30,850)

Net deferred income tax assets	–	–

The Company has incurred operating losses of $427,254 which, if unutilized, will expire beginning in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Monarch America Inc.

(formerly Cannabis Kinetics Corp.)

(formerly Lingas Ventures, Inc.)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

10.	Subsequent Events

a)

On December 5, 2014, the Company borrowed $75,000 from Glamis Capital SA pursuant to the terms of a promissory note. The note provides that the Company can borrow up to an aggregate of $1,500,000 from the Lender until January 30, 2015, any amount in increments of up to $350,000. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of March 4, 2015, the Company borrowed an aggregate of $1,150,000 from Glamis Capital SA pursuant to this agreement.

b)

On December 18, 2014, the Company changed its name from Cannabis Kinetics Corp. to Monarch America Inc. and completed a 3-for-1 forward stock split. All share and per share numbers have been restated retroactively.

c)

On January 14, 2015, the Company completed a Plan of Merger with Jeremy N. Stout, Inc. (d/b/a The Big Tomato) (“TBT”), a Colorado corporation, whereby the Company acquired all of the outstanding shares of TBT in consideration for cash of $400,000, promissory notes of $2,000,000 and 8,100,000 shares of restricted common stock of the Company. Each note will be payable in eight equal installments of $125,000 plus interest at 8% per annum. Each note will be secured by all of the assets of the Company and the shares of the Company. On January 6, 2015, prior to closing, the Company provided $80,000 to The Big Tomato towards working capital requirements.

d)

On January 14, 2015, the Company entered into a two-year employment agreement (the “Employment Agreement”) with each of Jeremy N. Stout and Josh Field for an annual base salary of $120,000 each. Each individual will also be entitled to a bonus based upon the TBT’s annual net income for 2015 and 2016 as follows: (i) $2,500 for every $10,000 of net income generated between $400,000 and $460,000, and (ii) $15,000 plus 7.5% of net income over $460,000. The agreement prohibits the individuals from competing with the business of the Company during the term of the agreement and for one year thereafter, except if the employee is terminated without cause or as a result of a constructive termination.

e)	On December 1, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

f)	On December 8, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

g)	On December 9, 2014, the Company received proceeds of $10,000 for the subscription of 833 shares of Series B preferred stock.

h)	On December 15, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

i)

On December 18, 2014, the Company received notification from FINRA confirming the 3-1 forward stock split authorized by the Board of Directors of the Company. The record date of the split is December 18, 2014. Accordingly, shareholders owning shares on such date will receive 2 shares of the Company in addition to each share they own as of such date. The Company currently has 31,268,206 shares issued and outstanding. As a result of the forward stock split, the Company will have 93,804,618 shares issued and outstanding. The additional shares will be mailed directly to the shareholders. All share and per share numbers have been restated retroactively to reflect the stock split

j)	On December 26, 2014, the Company received proceeds of $7,500 for the subscription of 625 shares of Series B preferred stock.

k)	As of December 26, 2014, the name of the Company on the Daily List will be changed to Monarch America, Inc. The new trading symbol of the Company is "BTFL".

l)	On December 31, 2014, the Company received proceeds of $5,000 for the subscription of 417 shares of Series B preferred stock.

m)

Beginning January 1, 2015, the Company entered into a management contract with GreenSky, Inc., a company wholly-owned by Steve Brandt, former officer and director and a large Monarch America shareholder, to build out the warehouse at 1150 W Custer Place for cultivation purposes. As part of that agreement, the Company assumed the rent liability of the warehouse for the amount of $20,000 per month, along with other associated build-out costs along with other associated build-out costs, estimated to be $500,000. Under the agreement, costs or expenses exceeding $720,000 through August 1, 2015 will be GreenSky’s responsibility. Additionally, the agreement provides for the GreenSky to pay the Company$50,000 per month from February 1, 2015 to May 1, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 2, 2014, the Company terminated Sadler, Gibb & Associates, LLC ("Sadler Gibb") as its independent registered public accounting firm and on May 30, 2014, retained MaloneBailey, LLP (“MaloneBailey”) as its principal independent accountants.

The Termination of Sadler Gibb

Sadler Gibb was the independent registered public accounting firm for the Company from February 1, 2013 until June 2, 2014. None of Sadler Gibb's reports on the Company’s financial statements for the year ended November 30, 2013 or for the year ended November 30, 2012(a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sadler Gibb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Sadler Gibb served as the Company’s principal independent accountants.

During our two most recent fiscal years and the subsequent interim period preceding the termination of Sadler Gibb we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Sadler Gibb would have caused it to make reference to the subject matter of the disagreement in connection with its report.

However, the report of Sadler Gibb dated March 13, 2014 on our financial statements for November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from September 14, 2010 (date of inception) through November 30, 2013 in the Annual Report on Form 10-K contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

The Engagement of MaloneBailey

Prior to May 30, 2014, the date that MaloneBailey was retained as the principal independent accountants of the Company:

(1) The Company did not consult MaloneBailey regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements;

(2) Neither a written report nor oral advice was provided to the Company by MaloneBailey that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult MaloneBailey regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of November 30, 2014, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within t9he time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure. The company relied heavily on external accounting service providers to ascertain what disclosures were necessary, as internal disclosure controls did not exist.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at November 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of November 30, 2014, our internal control over financial reporting was not effective, because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Given the limited number of personnel responsible for accounting for and managing transaction and funds in the company, there is an inherent limitation to segregation of duties. Moreover, there are a limited number of qualified accounting personnel involved in the financial close process and the company has been unable to maintain adequate control activities or monitoring processes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Change in Fiscal Year

As a result of the consummation of the merger of The Big Tomato by the Company, the fiscal year of the Company is December 31st. Accordingly, in addition to this filing for the year ended November 30, 2014 without regard to the Merger, the Company will file an amended Annual Report for the fiscal year ended December 31, 2014 including the financials of The Big Tomato.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officers.

Name	Age	Position

Eric Hagen	31	President, Chief Executive Officer and Director

Jonathan Hunt	41	Vice President, Treasurer and Secretary

Eric Hagen, our president, chief executive officer and a director since March 2014, has been a Marketing Manager at Classified Verticals since October 2013. From January 2012 through December 2012, he was a Sales Manager at Western Agency. Mr. Hagen was an Advertising agent for DEX Media Corporation from March 2008 through June 2011.

Jonathan Hunt, our vice president, treasurer, secretary and a director since March 2014, has been an electrician for the IBEW since 1998.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders’ meeting and is qualified, subject to removal by the Company's stockholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics; Financial Expert

Because of the small size and limited resources of the Company, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Our sole executive officer and director complied with the Section 16(a) filing requirements since she acquired control of the Company.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2014 and 2013 and the only other current active officer, Jonathan Hunt, for fiscal 2014 or 2013 (each a “named executive officer”). The former officers of the then named Lingas Ventures, Inc. are also included for completeness.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eric Hagen CEO and President	2013 2014	0 67,225	0 0	0 425	0 0	0 0	0 67,650

Jonathan Hunt Vice President, Treasurer and Secretary	2013 2014	0 39,000	0 0	0 425	0 0	0 0	0 39,425

John Ngitew	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0

Grace Parinas	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0

From incorporation through March 19, 2014,

John Ngitew and Grace Parinas were the principal shareholders and Mr. Ngitew was the principal executive officer.

The stock awards granted to Eric Hagen and Jonathan Hunt related to a management fee arrangement pursuant to which the officers were entitled to monthly compensation of $7,500 in cash and $7,500 in stock. The officers waived this arrangement going forward effective September 2014.

We have no pension, health, annuity, bonus, insurance, stock option, profit sharing or similar benefit plans.

Employment Agreements

Monarch has a consulting arrangement with Robert Matuszewski, the former owner of REM International, LLC, in which he is paid $3,000 per month, which is up for renewal in July 2015.

In connection with the closing of the acquisition of The Big Tomato, Inc., a Colorado corporation which is wholly-owned by Monarch, the Company entered into a two-year employment agreement, effective as of January 1, 2015 (the “Employment Agreement”), with each of Jeremy N. Stout and Josh Field to serve as Vice President-Sales and Distribution and Vice President-Operations, respectively, for an annual base salary of $120,000, to be paid in equal biweekly installments. Each employee will also be entitled to the following bonus based upon the annual net income of The Big Tomato, Inc. for 2015 and 2016: (i) $2,500 for every $10,000 of net income generated between $400,000 and $460,000, and (ii) $15,000 plus 7.5% of net income over $460,000. In the event the agreement is terminated by the employer without “cause” or by the employee as a result of “constructive termination” (as such terms are defined in the agreement), the employee will receive a bonus based upon the aforesaid net income notwithstanding termination of his agreement. The agreement also provides that the employer pay health insurance premiums for the employee and his family (including SIS supplemental insurance), automobile and gas expenses of $1,000 per month and communication expenses of $500 per month.

Neither Messrs. Hagen nor Hunt, our current officers, have any employment agreement or arrangement with the Company.

In January 2015 Monarch retained the services of Robert Shepherd as the Native American Relations Officer to introduce the Company to the Native American community. Mr. Shepherd is entitled to $5,000 in shares, based on the volume weighted average for 20 days and $1,500 in cash for each month he remains in this position. If Monarch executed a revenue generating agreement with an Indian tribe, he shall be entitled to monthly compensation of $5,500 in shares of common stock and $5,500 in cash. Mr. Shepherd received $10,000 worth of stock, and is entitled to $3,000 per conference he attends plus $500 traveling expenses.

Outstanding Equity Awards

We have not granted any equity awards to any named executive officer.

Compensation of Directors

Since our incorporation, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors.

Compensation of Officers

Eric Hagen and Jonathan Hunt are the only officers of the company. They received no additional compensation outside of what is outlined above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 4, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 101,904,618 shares of our common stock issued and outstanding as of March 4, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Monarch America, Inc., 1150 W. Custer Place, Denver, Colorado 80223.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Eric Hagen	14,533,200	(1)	14.3%

Jonathan Hunt	14,533,200	(2)	14.3%

Steven Brandt	11,233,200	(3)	11%

Jeremy Stout	4,050,000	(4)	4.0%

Josh Field	4,050,000	(4)	4.0%

Directors and officers as a group (2 persons)	29,066,400		28.5%

(1) In addition to the shares indicated above, Eric Hagen owns 91,666 shares of Series A Convertible Preferred Stock (each share of preferred stock votes on a 600 to 1 basis). Mr. Hagen also has the right to vote an additional 11,233,200 shares of common stock and 91,666 shares of Series A Convertible Preferred Stock as a result of the proxy granted to him from Mr. Brandt.

(2) In addition to the shares indicated above, Jonathan Hunt owns 91,666 shares of Series A Convertible Preferred Stock (each share of preferred stock votes on a 600 to 1 basis). Mr. Hunt also has the right to vote an additional 11,233,200 shares of common stock and 91,666 shares of Series A Convertible Preferred Stock as a result of the proxy granted to him from Mr. Brandt.

(3) Steven Brandt also owns 91,666 shares of Series A Convertible Preferred Stock (each share of preferred stock votes on a 600 to 1 basis). Upon his resignation as an officer and director of the Company in January 2015, Mr. Brandt granted a proxy to each of Messrs. Hagen and Hunt, granting them the right to vote his 11,233,200 shares of common stock and 91,666 shares of Series A Convertible Preferred Stock.

(4) Each of the named individuals have a pledge on all the shares of The Big Tomato owned by the Company and a first priority lien on all the assets of The Big Tomato as security for the secured promissory notes in the principal amount of $1,000,000 owed to each of said individuals.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the year ended November 30, 2013, the Company received cash advances of $26,904 from the then acting President and Director of the Company and repaid $7,711 to the then acting President and Director of the Company. The 2013 President also paid $3,414 in expenses on behalf of the Company.

At November 30, 2014, the Company owed $nil (2013 - $57,569) to the former President and Director of the Company. On March 19, 2014, the former President and Director of the Company forgave $57,569 of amounts owed to him in addition to assuming responsibility of all outstanding accounts payable and accrued liabilities of $11,108 pursuant to a Stock Exchange Agreement. The total liabilities forgiven and assigned of $68,677 have been recorded as additional paid-in capital.

On March 19, 2014, John Ngitew and Grace Parinas, the former principal shareholders of the Company f/k/a Lingas Ventures, Inc., entered into a Stock Purchase Agreement which provided for the sale of shares of common stock of the Company representing 50% of the issued and outstanding share capital of the Company on a fully-diluted basis to Eric Hagen, Jonathan Hunt and Steven Brandt. The consideration paid for the share was $21,750. In connection with the transaction, Mr. Ngitew released the Company from all debts owed to him. Effective as of March 19, 2014, in connection with the sale of the shares to Messrs. Hagen, Hunt and Brandt, both John Ngitew and Grace Parinas resigned from all their respective positions as officers and directors of the Company. The Board of Directors of the Company elected Eric Hagen as President and Chief Executive Officer, Jonathan Hunt as Vice President and Secretary and Steven Brandt as Vice President and Treasurer, and said three individuals became the directors of the Company. On May 1, 2014, Messrs. Hagen, Hunt and Brandt were issued 17,100 shares of common stock with a fair value of $57 in consideration for services performed.

On May 1, 2014, Messrs, Hagen, Hunt and Brandt, directors and officers of the Company, were issued 17,100 shares of common stock with a fair value of $57 in consideration for services performed.

On May 8, 2014, Messrs, Hagen, Hunt and Brandt, directors and officers of the Company were issued 45,000 shares of common stock with a fair value of $150 in consideration for services performed.

On June 20, 2014, Messrs, Hagen, Hunt and Brandt, directors and officers of the Company were issued 337,500 shares of common stock with a fair value of $1,125 in consideration for services performed.

On June 20, 2014, the Company entered into an exchange agreement pursuant to which Messrs, Hagen, Hunt and Brandt directors and officers of the Company agreed to convert an aggregate of $8,250 owed by the Company, for expenses paid on behalf of the Company, into 274,998 shares of Series A convertible preferred stock of the Company.

On June 26, 2014, Eric Hagen, Jonathan Hunt and Steve Brandt, each an officer and director of the Company at the time, were each issued 37,500 shares of common stock of the Company as compensation for services performed.

On August 15, 2014, the Company issued a Promissory Note to a company affiliated with Steve Brandt, an officer and director of the Company from March 2014 until his resignation in January 2015. Pursuant to the unsecured note, the Company agreed to lend up to an aggregate of $3,000,000, with bears interest at 8% per annum. The note matures on August 15, 2017. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. During the year ended November 30, 2014, the borrower repaid $34,000 of principal. At November 30, 2014, the Company recognized accrued interest receivable of $1,030. The company evaluated the loan and determined that it was not a personal loan as defined by SOX 402 because the proceeds of the loan were used to pay for certain for licenses or intellectual property on behalf of Monarch America to facilitate the buildout of the warehouse.

During the year ended November 30, 2014, the Company incurred management fees of $113,832 (2013 - $nil) to directors and officers of the Company, of which $1,332 was paid through the issuance of 399,600 shares of common stock (Note 7). During the year ended November 30, 2014, the directors and officers of the Company agreed to waive its claim to accrued management fees of $112,500, which was recognized in additional paid-in capital.

During the year ended November 30, 2014, the Company recognized revenue of $25,538 (2013 - $nil) from Jeremy N. Stout, Inc. (d/b/a The Big Tomato), with whom the Company completed a Plan of Merger subsequent to year end (Note 10). Included in accounts receivable at November 30, 2014, were amounts owed of $25,538 from The Big Tomato.

On January 12, 2015, Mr. Steve Brandt resigned from his position as Director and Treasurer and Vice President of the Company. In connection with his resignation, Mr. Brandt gave a proxy to Eric Hagen and Jonathan Hunt, the two officers and directors of the Company, to vote all his 11,233,200 shares of common stock and 91,666 shares of Series A Convertible Preferred Stock (each share of preferred stock votes on a 600 to 1 basis). As a result of the grant of such proxy, each of Messrs. Hagen and Hunt currently have the right to vote an additional 56% of the Company and an additional 89% of the Company on a fully-diluted basis assuming the preferred stock was voting.

In connection with the closing of the acquisition of The Big Tomato, Inc., a Colorado corporation which is wholly-owned by Monarch, The Big Tomato entered into a two-year employment agreement, effective as of January 1, 2015 (the “Employment Agreement”), with each of Jeremy N. Stout and Josh Field to serve as Vice President-Sales and Distribution and Vice President-Operations, respectively, for an annual base salary of $120,000, to be paid in equal biweekly installments. Each employee will also be entitled to the following bonus based upon the annual net income of The Big Tomato, Inc. for 2015 and 2016: (i) $2,500 for every $10,000 of net income generated between $400,000 and $460,000, and (ii) $15,000 plus 7.5% of net income over $460,000. In the event the agreement is terminated by the employer without “cause” or by the employee as a result of “constructive termination” (as such terms are defined in the agreement), the employee will receive a bonus based upon the aforesaid net income notwithstanding termination of his agreement. The agreement also provides that the employer pay health insurance premiums for the employee and his family (including SIS supplemental insurance), automobile and gas expenses of $1,000 per month and communication expenses of $500 per month.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is MaloneBailey LLP. Under previous management, SadlerGibb & Associates, LLC performed the audit of the then named Lingas Ventures, Inc. Their approved fees billed to the Company are set forth below:

	Malone Bailey, LLP	SadlerGibb & Associates, LLC
	For Year Ended November 30,
	2014	2014	2013
Audit Fees	$17,000	$1,500	$8,000
Audit Related Fees	48,500	1,500	0
Tax Fees	0	0	0
All Other Fees	0	0	0

As of November 30, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibit No.	Description

2.1	Plan and Agreement of Merger between Jeremy N. Stout, Inc. and Cannabis Kinetics, Inc. (1)
3.1	Certificate to Accompany Restated Articles or Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada dated May 1, 2014 (2)
3.2	Bylaws of Lingas Resources, Inc. (3)
3.3	Certificate of Designation of Series B Convertible Preferred Stock (4)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (5)
3.5	Articles of Merger dated December 16, 2014, between Cannabis Kinetics Corp. and Monarch America, Inc.(6)
10.1	Promissory Note executed by Monarch, Inc. to HBH Industries, Inc. (7)
10.2	Professional Relations and Consulting Agreement between Cannabis Kinetics Corp. and Acorn Management Partners LLC (7)
10.3	Asset Purchase Agreement, dated as of June 6, 2014 by and among Cannabis Kinetics Corp., REM International, LLC and Robert E. Matuszewski (8)
10.4	Exchange Agreement dated June 19, 2014 among Cannabis Kinetics Corp. and the signatories indicated therein (9)
10.8

Amendment to Asset Purchase Agreement, dated as of September 11, 2014, by and among Cannabis Kinetics Corp., REM International, LLC, a Colorado limited liability company, and Robert E. Matuszewski (10)

10.9	Exclusive Distributorship Agreement effective as of September 25, 2014 with Ivory Coco International, LLC (11)
Promissory Note dated as of November 11, 2014 by The Big Tomato in favor of Cannabis Kinetics Corp. (12)
Promissory Note dated as of December 5, 2014 by Cannabis Kinetics Corp. in favor of Glamis Capital SA (13)
10.10	Note Purchase Agreement dated as of December 5, 2014 by Cannabis Kinetics Corp. and Glamis Capital SA (13)
10.13

Amendment to Merger Agreement, dated January 1, 2015 by and between Monarch America, Inc. f/k/a Cannabis Kinetics Corp., Jeremy N. Stout, Inc., d/b/a The Big Tomato, The Big Tomato, Inc., a Colorado corporation and a wholly-owned subsidiary of Cannabis Kinetics Corp. and the shareholders of The Big Tomato, Inc. (1)

10.14	$1,000,000 Secured Promissory Note issued by Cannabis Kinetics Corp. to Jeremy N. Stout (1)
10.15	$1,000,000 Secured Promissory Note issued by Cannabis Kinetics Corp. to Josh Field(1)
10.16	Security Agreement, dated January 1, 2015 between The Big Tomato, Inc. and Jeremy N. Stout and Josh Field (1)
10.17	Stock Pledge Agreement, dated January 1, 2015 between Cannabis Kinetics Corp. and Jeremy N. Stout and Josh Field (1)
10.18	Employment Agreement, dated January 1, 2015, between The Big Tomato, Inc. and Jeremy N. Stout(1)
10.19	Employment Agreement, dated January 1, 2015, between The Big Tomato, Inc. and Josh Field (1)
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

__________

*Filed herewith

18

(1)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on January 16, 2015 with the Current Report on Form 8-K dated January 14, 2015

(2)	Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on May 14, 2014 with the Current Report on Form 8-K dated May 16, 2014

(3)	Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on February 6, 2012 with the Registration Statement on Form S-1

(4)	Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on June 12, 2014 with the Current Report on Form 8-K dated June 10, 2014

(5)	Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on June 26, 2014 with the Current Report on Form 8-K dated June 23, 2014

(6)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on December 19, 2014 with the Current Report on Form 8-K dated December 17, 2014

(7)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on October 16, 2014 with the Quarterly Report on Form 10-Q for the quarter ended August 30, 2014

(8)	Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on June 6, 2014 with the Current Report on Form 8-K dated June 11, 2014

(9)	Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on June 26, 2014 with the Current Report on Form 8-K dated June 23, 2014

(10)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on September 12, 2014 with the Current Report on Form 8-K dated September 11, 2014

(11)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on October 29, 2014 with the Current Report on Form 8-K dated October 29, 2014

(12)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on November 11, 2014 with the Current Report on Form 8-K dated November 14, 2014

(13)

Incorporated by reference to the corresponding exhibit number filed by the Company with the Securities and Exchange Commission on December 5, 2014 with the Current Report on Form 8-K dated December 15, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH AMERICA, INC.

Date: March 4, 2015	By:	/s/ Eric Hagen
Eric Hagen President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jonathan Hunt
Jonathan Hunt Vice-President, Treasurer and Secretary (Principal Financial and Account Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Eric Hagen	President and Chief Executive Officer and director	March 4, 2015
Eric Hagen	(Principal Executive Officer)

/s/ Jonathan Hunt	Vice-President, Treasurer and Secretary and director	March 4, 2015
Jonathan Hunt	(Principal Financial and Accounting Officer)

