Form 10-K
period 2014-12-31
Monarch America, Inc.
filed 2015-03-31
CIK 1531433

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 30, 2015, there were 104,904,618 shares of the issuer’s common stock issued and outstanding.

Documents Incorporated By Reference: None

Explanatory Note

Monarch America, Inc. filed an Annual Report on Form 10-K for the fiscal year ended November 30, 2014 with the Securities and Exchange Commission on March 3, 2014. However, as a result of the consummation by the Company of Jeremy N. Stout, Inc. d/b/a The Big Tomato, the fiscal year of the Company became December 31st. Accordingly, in addition to the filing of the Form 10-K for the year ended November 30, 2014 (without regard to the merger of The Big Tomato), the Company is filing this Annual Report for the fiscal year ended December 31, 2014 including the stand-alone financials of The Big Tomato, Inc. (f/k/a Jeremy Stout, Inc. d/b/a The Big Tomato). These financial statements are presented as the “predecessor financial statements” in accordance with the SEC rules.

PART I

Item 1. Business.

As used in this Annual Report on Form 10K (this “Report”), unless the context otherwise indicates, references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Monarch” refer to Monarch America, Inc. and its wholly-owned subsidiaries. Jeremy N. Stout, Inc. d/b/a The Big Tomato was acquired by and is now a wholly-owned subsidiary of Monarch America as of January 14, 2015. References to “the Tomato” refer to what is now The Big Tomato, Inc., formerly Jeremy Stout, Inc. d/b/a The Big Tomato, Inc. The financial statements included in this filing summarize the financial results of solely Jeremy Stout, Inc. d/b/a The Big Tomato, Inc. for the years ended December 31, 2014 and 2013, and do not include the consolidated results of Monarch America, Inc.

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

Overview

As further described below, Monarch America, Inc. (the “Company”) is actively involved in the business of being a vertically-integrated cannabis management company. Since current management has taken control of the Company in March 2014, (i) we are involved in the sale and distribution of hydroponic lights and equipment as a result of our acquisition of The Big Tomato, (ii) we are aiming to generate sales of specialty soil additives used in the growth of marijuana and other hydroponics and (iii) we have consummated the acquisition of certain intellectual property, including trademarks and domain names, used by the Company in branding and marketing its products and services.

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

Corporate History

Monarch America, Inc

The Company was incorporated in the State of Nevada on September 14, 2010. On March 19, 2014, John Ngitew and Grace Parinas, the former principal shareholders of the Company f/k/a Lingas Ventures, Inc., entered into a Stock Purchase Agreement which provided for the sale of shares of common stock of the Company representing 50% of the issued and outstanding share capital of the Company on a fully-diluted basis to Eric Hagen, Jonathan Hunt and Steven Brandt. The consideration paid for the shares was $21,750. In connection with the transaction, Mr. Ngitew released the Company from all debts owed to him. Effective as of March 19, 2014, in connection with the sale of the shares to Messrs. Hagen, Hunt and Brandt, both John Ngitew and Grace Parinas resigned from all their respective positions as officers and directors of the Company. The Board of Directors of the Company elected Eric Hagen as President and Chief Executive Officer, Jonathan Hunt as Vice President and Secretary and Steven Brandt as Vice President and Treasurer, and said three individuals became the directors of the Company.

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

On December 5, 2014, the Company borrowed $75,000 from Glamis Capital SA pursuant to the terms of a promissory note. The note provides that the Company can borrow up to an aggregate of $1,500,000 from Glamis until January 30, 2015. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of March 30, 2015, the Company borrowed an aggregate of $1,150,000 from Glamis Capital.

On March 26, 2014, the Company borrowed $175,000 from Backenald Trading, Ltd. pursuant to the terms of a promissory note. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 31, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) March 26, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company.

On March 26, 2014, the Company borrowed $175,000 from Adams Ale, Inc. pursuant to the terms of a promissory note. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 31, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) March 26, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company.

On December 18, 2014, the Company effectuated a 3-1 forward stock split and shareholders owning shares on such record date received 2 shares of the Company in addition to each share they owned as of such date. As of December 26, 2014, the name of the Company on the Daily List changed to “Monarch America, Inc.”

The Big Tomato

Founded in May 2001, The Big Tomato provides thousands of indoor gardeners and commercial growers with top quality hydroponic and indoor gardening supplies at competitive costs. The Big Tomato sells various types of products of indoor gardening products; grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic and gardening items.

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

For information on key financial highlights, see Item 7 of this report, “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Business

During the year ended December 31, 2014, the Tomato generated approximately $3,017,356 of net revenue during the course of its normal retail business activity of supplying indoor gardening materials and equipment. The Tomato’s principal line of business is providing indoor gardening supplies to recreational and commercial buyers. These buyers range from the casual gardener with a few plants and maybe one light, to large indoor grow facilities housed in warehouses with hundreds of lights. Orders fulfilled by the Tomato can range from tens of dollars to over $100,000, whereby the customer either picks up the product themselves at the retail storefront, or at the adjacent warehouse. There are some cases in which the Tomato uses third party shippers to deliver products to the customer, primarily in out-of-state arrangements. There is diversification in the customer base, so the Tomato is not overly reliant on one or a few major customers.

Operating Strategy of the Big Tomato

The Big Tomato has set itself apart over the past 15 years through its focus on cost savings, inventory management, and providing expertise and authority on hydroponic processes and products. These initiatives enabled the Tomato to establish itself as a trusted name in the Denver community as an indoor gardening supply store.

•

Cost Savings. The Tomato has been able to provide high quality products at low prices due to its focus on developing long-lasting and meaningful relationships with its suppliers. Management has focused on strengthening these relationships by consistently using the same vendors. This has allowed the Tomato to gain favorable pricing terms on the products it carries—a cost savings that it is then able to pass along to its own customers, all without sacrificing quality.

•

Inventory Management. Other large suppliers may offer a light or a soil additive at a cheaper price, but it is unlikely that they will carry everything a potential indoor gardener will need under one roof or readily available on hand. Through the Tomato’s inventory management strategies, it ensures that it will have the right products readily available so that any gardening novice that may wander in can leave with everything they need in order to begin their indoor gardening adventure. The ability to consistently meet customers’ needs immediately is also a key factor that has ensured the Tomato’s continued success, considering that everything is available for sale on the internet. While inventory availability is a key success factor, inventory also bears the risks of obsolescence and unnecessarily tying up working capital. The Tomato has successfully balanced the risks and rewards of adequate inventory supplies by implementing, developing, and maintaining a just-in-time inventory system. This allows for the Tomato to respond quickly to customer demands, while still being a one-stop shop for a multitude of hydroponic supplies.

6

•

Hydroponic Process and Product Authority. As a supplier to the hydroponic market, the Tomato has cornered a unique niche. Not only do customers come to the Tomato to find all of the greenhouse supplies at a low cost, they come to ask for advice about processes about which the average person is not knowledgeable. A majority of the Tomato’s employees have been members of the company for over 5 years, many of whom are also hydroponic enthusiasts and have experimented with new processes and technologies on their own gardens. This wealth of knowledge is shared with customers who come into the retail store, trying to find the products that will best suit their needs.

Competition

Monarch America has significant amount of direct competitors in both the indoor gardening supply business and the consulting and management business. Our competitors in the management and consulting include other management companies and investment funds trying to build out and lease commercial grow spaces. As Monarch intends to compete nationally, we will face additional competition from other companies, most of which may be better funded and more established.

The growth of the Colorado cannabis market has attracted many businesses trying to enter the indoor gardening and hydroponic industry. Although there are a number of other indoor gardening and hydroponic centers, we feel that as one of the longest standing indoor gardening and hydroponic centers in the state of Colorado (established over 15 years ago), our competition is based primarily on price. The Big Tomato's purchasing power provides Monarch with a competitive advantage due to the volume of products sold each month, as our competition is unable to get the pricing advantage we have.

The Tomato’s retail industry is highly competitive, with competition based primarily on customer service, price, store location and appearance, along with quality, availability and assortment of merchandise. The Tomato is exploring means of differentiation including identifying new niche markets to corner and penetrate, and carrying exclusive and proprietary products that it has control over, such as Miraclays and AgriAloe soil additives—products that competitors do not have access to due to exclusive supply and distribution agreements.

Monarch has also entered into sole distributorship agreements with Miraclays and Coats AgriAloe.

MiraClays is microscopic crystalline calcium clay, rich in over 70 other minerals and trace elements. When utilized in the agricultural industry, 100% natural MiraClays can be applied directly onto the growing medium or mix in water. According to MiraClays’ owner and founder, Mike Douglas, along with anecdotal evidence from customers, the results of using MiraClays in cultivation are larger and greener plants. Laboratory testing and extensive anecdotal evidence suggests that MiraClays utilized in cannabis growing operations provides increased tetrahydrocannabinol/cannabidiol (THC/CBD) yield per plant, accelerated growth rates, enhanced potency and flavor, and healthier plants with sturdier stocks and more extensive root systems. There are a number of studies looking into other applications and medicinal benefits of MiraClays. For more information, visit www.miraclays.com.

Coats AgriAloe LLC is a Texas-based developer of patented and proprietary soil amendment products. Coats AgriAloe LLC was founded by world renowned Aloe Vera pioneer, expert, and advocate Bill Coats, R.Ph., CCN., a Texas-based developer of patented and proprietary soil amendment products. Aloe Vera has been utilized in herbal medicine for thousands of years and is now widely used in the cosmetics and alternative medicine industries. In the last 60 years, numerous attempts were made to isolate, extract, and replicate the effective ingredients in Aloe Vera. Each attempt was met with only partial success or complete failure. According to Dr. Coats and research studies done at the Texas A&M University, the complex chemistry of Aloe Vera still defies complete analysis and replication, which makes the soil additive unique in its application and is a differentiated product that is set apart from the competition. For more information on AgriAloe, visit agrialoe.com.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for our management services. However, since we are selling hydroponic equipment and soil primarily for the growth of marijuana; and we are consulting for a grow facility, it is possible that our contemplated activities could be deemed to be facilitating the selling or distribution of marijuana, and would be deemed to be in violation of the Federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Moreover, local, state and federal cannabis and marijuana laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. The evolving legal and political landscape may also require us to alter one or more of our contemplated service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our contemplated business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine to the fullest extent what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our contemplated business. Any change in law or interpretation could also have a material adverse effect on our contemplated business, financial condition, and results of operations.

Intellectual Property

In connection with the acquisition of the assets of REM International, LLC, the Company acquired various domain names and trademarks related to food and beverage products, global sourcing and trade which the Company intends to use in the marijuana and cannabis industries in the state of Colorado, where medical and recreational marijuana is legal.

Employees

As of March 30, 2015, Monarch America has 13 full-time employees. This includes Eric Hagen, CEO, and Jonathan Hunt, Treasurer and Secretary, as well as Josh Field, VP, and Jeremy Stout, VP of The Big Tomato.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Monarch is a subtenant of approximately 3,000 square feet at a warehouse located at 1150 W. Custer Place, Denver, Colorado. Management believes that such space is adequate for its current use. We can utilize such space through August 31, 2015. As part of that agreement, the Company assumed the rent liability of the warehouse for the amount of $20,000 per month until August 31, 2015, along with other associated build-out costs estimated to be $500,000. As described in more detail below, pursuant to the management services agreement with our landlord, the subtenant on the property, is to pay us $50,000 per month from August 2015 through May 2018.

The Big Tomato has a retail storefront and warehouse/commercial distribution center in Aurora, Colorado. The lease for the warehouse space, which expires October 31, 2018 provides for monthly payments of $2,133 for the first two years (the lease commenced in November 2013); $2,266.67 for years three and four and $2,400 for the fifth year. The lease for the retail storefront space, which expires March 31, 2019, provides for monthly payments of $5,235.05 in the first year, $5,413.34 in the second year and $5,568 for the remaining term.

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

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of Monarch America, Inc. currently quoted under the symbol “BTFL.” The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Yahoo Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2013	NA	NA
March 31, 2014	NA	NA
June 30, 2014	$4.00	$2.25
September 30, 2014	$3.50	$1.11
December 31, 2014	$1.54	$0.60

The prices reported above do not reflect the 3 for 1 forward stock split on December 18, 2014 and the 1 for 10 reverse stock split on May 19, 2014.

The last reported sales price of our common stock on the OTCQB on March 30, 2015, was $.11.

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

Holders

As of March 30, 2015, there were 104,904,618 shares of common stock issued and outstanding, which were held by 30 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended December 31, 2014 which were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended December 31, 2014. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Results of The Big Tomato Operations

•	Liquidity and Capital Resources

•	Going Concern Consideration

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

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

Executive Overview

The Tomato’s net revenue increased 22.6% to $3,017,356 during fiscal year 2014, and net income for 2014 was $190,454, which shows a profit margin of 6.3%--a significant improvement over the prior year’s loss of $61,300. The favorable bottom line year-over-year financial results arose from better cost management strategies, including the implementation and utilization of just-in-time inventory strategies resulting in less obsolescence and waste.

For 2014, the Tomato’s cash flows from operating activities were approximately $160,142.

Monarch America

Monarch America, Inc. has been established to provide turnkey solutions, management and consulting services to the legal and regulated marijuana industry. While not directly engaged in the sale of marijuana, Monarch America offers the complete spectrum of capabilities that elevate the business of cultivation from the erratically stocked, sparsely staffed and managed, independent-store model to that of an efficient and consistently managed organization Monarch America aims to oversee and manage all facets of retail operations, from property management, technology and equipment leasing to inventory control, staffing, and day-to-day operational management.

Monarch recently entered into its first management services arrangement with Green Sky Inc., an affiliate of Steve Brandt, a former officer and director, and currently a major stockholder of Monarch. Pursuant to this arrangement, commencing August 2015 through May 2018, Green Sky shall pay us $50,000 each month as a consulting fee, to be revisited quarterly. Green Sky will also pay us for any employees used by Green Sky for consulting or direct labor at its grow facility at the rate of twenty-five percent (25%) of the gross amount paid to such person. If Green Sky terminates the agreement prior to the 3-year term without cause, Monarch shall be entitled to receive its fees for management services all monthly management due and payable.

Monarch hopes to enter into similar arrangements with other facilities.

The Big Tomato

The Big Tomato, Inc., a wholly-owned subsidiary of Monarch America, Inc., is a leading supplier of hydroponics & indoor gardening supplies for Denver, Colorado and the surrounding communities since May of 2001. The Tomato has a proven profitable business model based on establishing and maintaining relationships with both vendors and customers, ensuring that it is receiving the best prices and cost savings from vendors, which it is then able to pass along to its customers. The Tomato sells various types of products to include indoor gardening products, grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic and gardening items.

The Tomato has seen great success over the previous 15 years due to its ability to readily fulfill customers’ orders, even with items that may be difficult to find. The Tomato has earned a sound reputation due to the knowledge and ability of its personnel,

2015 and Beyond

Over the longer-term, Monarch and the Tomato remain committed to satisfying customers’ needs whenever and wherever they choose to engage with us and to differentiating with better customer experiences than any other management consulting company or retail hydroponic supplier. As marijuana cultivation continues to be legalized across the country, Monarch aims to be in each new state, establishing a new Tomato outlet to satisfy the new demand of all of the new grow houses. Monarch’s acquisition of the Tomato was strategic in that it aims to provide management and consulting services for these new grow facilities within these new markets, outfitting their grow facilities with supplies and equipment that will be purchased through the local retail Tomato storefront. The Tomato will be able to gain better pricing terms from its vendors due to the larger order quantities at these newly established retail stores in other states. Monarch will be able to obtain these supplies at a deep discount from the Tomato, allowing it to pass cost savings along to the grow facility, its client. This ultimately demonstrates the strategic advantage in the Tomato-Monarch alliance, and is the first step in Monarch’s goal to be a vertically integrated marijuana cultivation and supply company.

Even as we focus on optimizing our business model, driving profitability, and capitalizing on market opportunities within an increasingly favorable legal and political climate, we remain invested in customer experience in order to drive future sales growth and customer retention.

Results of The Big Tomato Operations

For the years ended December 31, 2014 and December 31, 2013

Revenues

The Company generated $3,017,356 and $2,460,261 in net revenues during the years ended December 31, 2014 and December 31, 2013, respectively, as a result of its normal business operations.

Total operating expenses

During the year ended December 31, 2014, total operating expenses for the Tomato were $597,311, which consisted of wages of $288,147, rent of $116,036, general and administrative expenses of $94,755, insurance of $46,146, professional fees of $23,394 and depreciation of $8,390. During the year ended December 31, 2013, total operating expenses were $613,897. Total operating expenses decreased $16,586, or 2.7%. The cost savings was a result of a refocus on controlling overhead costs and the trailing off of depreciation costs.

Net Income/Loss

During the year ended December 31, 2014, the Tomato had a net income of $190,454, as compared with a net loss of $61,300 for the year ended December 31, 2013. In 2013, the Tomato encountered financial difficulties surrounding certain inventory it was carrying, along with limited revenues and high costs in SG&A. The Tomato identified the need to cut costs and launched efforts do so. Also, with the legalization of marijuana in Colorado, the Tomato was in the right place at the right time. Having been an established company with a loyal customer base, the Tomato was able to attract new customers while fulfilling existing customers’ orders for their own larger endeavors in cultivation in 2014, which was the leading factor in the company’s turnaround in bottom-line results year-over-year.

Liquidity and Capital Resources

As of December 31, 2014, the Tomato had $13,018 of cash and total liabilities of $322,524. This low level of cash was a result of the acquisition of the Tomato by Monarch America, whereby the former owners Messrs. Stout and Field were entitled to the Tomato’s cash balance prior to closing.

The Tomato has continued this profitable trend of 2014 by showing a continued surplus in the beginning of 2015. However, in order to maintain its operations and its ability to manage its supply chain and distribution channels, the Tomato must have adequate working capital so as to have the financial flexibility to fulfill large inventory orders by its customers. The profits of the Tomato does not mean that it will be able to support the capital burn or operations of Monarch in the near future.

Management of Monarch estimates that Monarch will need approximately $2,140,000 for the next 12 months of operations, which includes $1,000,000 to pay the sellers for the sale of The Big Tomato. Quarterly interest payments are due to Glamis Capital commencing August 15, 2015 with the outstanding principal of $1,150,000 and all accrued interest due no later than January 30, 2016. Quarterly interest payments are due to the Company’s other two lenders commencing on August 31, 2015. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. Although Monarch does anticipate receiving monthly payments from Green Sky pursuant to its management services agreement, Monarch does not have sufficient cash to fund its expenses over the next twelve months.

Going Concern Consideration

Effective as of January 1, 2015, the Tomato merged with Monarch, which had a working capital deficit of $53,979 and had an accumulated deficit of $824,488. Monarch recognized no additional revenue in December 2014. The repositioning of Lingas Resources into what is now Monarch America required substantial capital. There is doubt and uncertainty as to whether Monarch will be able to sustain itself, even if it obtains the necessary capital for its operations when it begins to collect on the terms of the management agreement with Green Sky. Moreover, $1,150,000 of borrowed principal plus accrued interest is due in full on January 30, 2016. Monarch’s ability to continue as a going concern is dependent on management’s ability to raise additional capital, despite the profits shown by The Big Tomato.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The financial statements included in this filing of the Big Tomato do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Revenue Recognition

The Tomato derives the majority of its revenue from the sale of hydroponic and indoor garden supplies at its retail store, in which the products are delivered to the customer immediately. The Company also has an online store, but there are minimal e-commerce sales. The Company recognizes revenue, net of sales tax, when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when the customer takes possession of the merchandise at the point of sale, or if from the online store, when title transfers upon shipment from the Company’s warehouse. The Tomato is not in the practice of taking cash payments in advance from customers for inventory yet to be exchanged, but in such an event, the Tomato would recognize the amount received as deferred revenue in the accompanying Balance Sheets until the sale or service is complete.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on average cost basis. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Periodic inventory counts are performed in order to reconcile physically present inventory at the warehouse and retail store to the inventory listing.

Depreciation

Equipment is stated at cost and is depreciated on a straight-line basis over their estimated useful lives, as follows:

Furniture and equipment	5 years
Leasehold improvements	3 years
Software and website	3 years
Vehicles	7 years

Property and equipment is presented net of accumulated depreciation in the accompanying Balance Sheets.

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

Item 8. Financial Statements.

The Big Tomato, Inc.

(f/k/a Jeremy N. Stout, Inc. d/b/a The Big Tomato)

Financial Statements

(Expressed in US dollars)

For the Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of The Big Tomato Inc.(f/k/a Jeremy N. Stout, Inc. dba The Big Tomato)

We have audited the accompanying balance sheets of Jeremy N. Stout Inc. dba The Big Tomato as of December, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of The Big Tomato, Inc. (f/k/a Jeremy N. Stout dba The Big Tomato) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon the continued financial support from its management and or other sources, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2015

The Big Tomato, Inc.

(f/k/a Jeremy N. Stout, Inc. d/b/a The Big Tomato)

Balance Sheets

(Expressed in US dollars)

	December 31, 2014 $	December 31, 2013 $

ASSETS

Current Assets
Cash	13,018	41,522
Inventory	277,610	142,946
Prepaid expenses and deposits	5,326	5,265
Total Current Assets	295,954	189,733
Property and equipment	7,289	15,679
Total Assets	303,243	205,412

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	254,330	184,001
Accounts payable – related party	25,538	–
Loans payable to related parties	42,656	–
Total Liabilities	322,524	184,001

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock:
Authorized: 50 shares
Issued and outstanding: 50 shares	5,000	5,000
Additional paid-in capital	5,459	5,459
Retained earnings	(29,740)	10,952
Total Stockholders’ Equity (Deficit)	(19,281)	21,411
Total Liabilities and Stockholders’ Equity (Deficit)	303,243	205,412

(The accompanying notes are an integral part of these financial statements)

The Big Tomato, Inc.

(f/k/a Jeremy N. Stout, Inc. d/b/a The Big Tomato)

Statements of Operations

(Expressed in US dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $

Revenue	3,017,356	2,460,261
Cost of sales	(2,229,345)	(1,906,466)
Gross Profit	788,011	553,795

Operating Expenses
Advertising	20,443	11,027
Depreciation	8,390	14,344
Insurance	46,146	44,673
General and administrative	94,755	115,879
Professional fees	23,394	21,769
Rent	116,036	113,514
Wages	288,147	292,691
Total Operating Expenses	(597,311)	(613,897)

Income (Loss) Before Other Items	190,700	(60,102)
Other Items
Interest expense	(246)	(33)
Loss on disposal of equipment	–	(1,165)
Net Income (Loss)	190,454	(61,300)

Net Income (Loss) per Share – Basic and Diluted	3,809	(1,226)

Weighted Average Shares Outstanding – Basic and Diluted	50	50

(The accompanying notes are an integral part of these financial statements)

The Big Tomato, Inc.

(f/k/a Jeremy N. Stout, Inc. d/b/a The Big Tomato)

Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

			Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
	#	$	$	$	$

Balance, December 31, 2012	50	5,000	5,459	128,519	138,978
Distribution	–	–	–	(56,267)	(56,267)
Net loss for the year	–	–	–	(61,300)	(61,300)
Balance, December 31, 2013	50	5,000	5,459	10,952	21,411
Distribution	–	–	–	(231,146)	(231,146)
Net income for the year	–	–	–	190,454	190,454
Balance, December 31, 2014	50	5,000	5,459	(29,740)	(19,281)

(The accompanying notes are an integral part of these financial statements)

The Big Tomato, Inc.

(f/k/a Jeremy N. Stout, Inc. d/b/a The Big Tomato)

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $

Operating Activities
Net income (loss)	190,454	(61,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,390	14,344
Disposal of equipment	–	1,165
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(61)	9,717
Inventory	(134,664)	71,933
Accounts payable and accrued liabilities	70,485	64,125
Accounts payable – related parties	25,538	–
Net Cash Provided by Operating Activities	160,142	99,984

Investing Activities
Purchase of equipment	–	(3,220)
Net Cash Used in Investing Activities	–	(3,220)

Financing Activities
Distribution	(231,146)	(56,267)
Loans payable to related parties	42,500	–
Net Cash Used in Financing Activities	(188,646)	(56,267)
(Decrease) Increase in Cash	(28,504)	40,497
Cash – Beginning of Year	41,522	1,025
Cash – End of Year	13,018	41,522

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

1.	Nature of Operations

Jeremy N. Stout, Inc. (d/b/a The Big Tomato) (the “Company”), a subchapter S Corporation, was incorporated in the state of Colorado on February 20, 2001. The Company is an established Denver area store, warehouse distribution facility, and online hydroponics and indoor garden supplier.

During the year ended December 31, 2014 and 2013, the Company paid net distributions to the two principal shareholders of the Company of $231,146 and $56,267. Contributions from the shareholders consist of assets provided to the Company, and distributions are provided to the shareholders of the Company when there is excess cash available.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its management or others, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.

Effective January 1, 2015, the Tomato merged with Monarch America, Inc, which had a working capital deficit of $53,979, and had an accumulated deficit of $824,488. Monarch Parent recognized no additional revenue in December 2014.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is currently seeking out other opportunities to execute consulting arrangements with grow facilities. Large warehouse grow operations would require large supply orders, which would be fulfilled by the Tomato. Monarch is also seeking out other sources for financing and other partners to invest into the company.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

These financial statements are being furnished in the Form 10K of Monarch America Inc. (“Monarch”), as The Big Tomato, Inc. is the predecessor company upon completion of the Plan of Merger with Monarch (Note 8(a)).

(b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of property and equipment, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Inventories

Inventories are stated at the lower of cost or market and consist only of finished goods. Cost is determined on average cost basis. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

(e)	Property and Equipment

Equipment is stated at cost and is depreciated on a straight-line basis over their estimated useful lives, as follows:

Furniture and equipment	5 years
Leasehold improvements	3 years
Software and website	3 years
Vehicles	7 years

(f)	Long-lived Assets

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

(g)	Revenue Recognition

The Company derives the majority of its revenue from the sale of hydroponic and indoor garden supplies at its retail store, in which the products are delivered to the customer immediately. The Company also has an online store, but there are minimal e-commerce sales. The Company recognizes revenue, net of sales tax, when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when the customer takes possession of the merchandise at the point of sale, or if from the online store, when title transfers upon shipment from the Company’s warehouse.

(h)	Shipping and Handling

The cost of shipping and handling is included in cost of sales and was $1,227 (2013 - $2,119) during the year ended December 31, 2014.

(i)	Income Taxes

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

The Big Tomato, Inc. operated as an S-Corp in fiscal year 2014; whereby it was not subject to income taxes and its income was passed directly to its owners, Messrs. Stout and Field, who were ultimately responsible for the tax liability and its payment on their own personal tax returns. The net differences between the tax bases and the reported amounts of the Tomato’s assets and liabilities reported in these financial statements are not significant.

As a result of Monarch America’s acquisition of Jeremy Stout Inc., The Big Tomato, Inc. (a C-corp) was formed and Jeremy Stout, Inc. was absorbed by The Big Tomato, Inc. through a reverse merger effective January 1, 2015. As a C-corp, The Big Tomato’s profits will roll up to Monarch America’s consolidated financial results and will be reported to the IRS on a consolidated Monarch America tax return. The results of this structure change has no material impact on the Tomato’s 2014 financial results.

(j)	Earnings (Loss) Per Share

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

(k)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loans payable to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	December 31, 2014 Net Carrying Value $	December 31, 2013 Net Carrying Value $

Furniture and equipment	57,938	52,320	5,618	12,384
Leasehold Improvements	24,747	24,747	–	–
Software and website	34,191	34,191	–	168
Vehicles	11,493	9,822	1,671	3,127
Total	128,369	121,080	7,289	15,679

(a) During the year ended December 31, 2013, the Company disposed of computer equipment with a net book value of $1,165 for no proceeds, resulting in a loss on disposal of equipment of $1,165.

4.	Related Party Transactions

(a)	During the years ended December 31, 2014 and 2013, the Company paid or accrued management fees of $120,002 and $119,373 to the two principal shareholders of the Company.

(b)	During the years ended December 31, 2014 and 2013, the Company paid net distributions to the two principal shareholders of the Company of $231,146 and $56,267.

(c)	In November and December of 2014, the Company purchased inventory (a growing medium called Coco Coir), from Monarch America, Inc, for a total of $25,538 in cost.

5.	Loans Payable to Related Parties

(a)

On November 11, 2014, the Company entered issued a $30,000 secured promissory note to Monarch America, Inc. (“Monarch”), with whom the Company completed a Plan of Merger subsequent to year end (Note 9(a)), which bears interest at 10% per annum and matures on December 31, 2015. At December 31, 2014, the Company recognized accrued interest of $156. The loan was repaid in February 2015.

(b)

During the year ended December 31, 2014, the Company received an advance of $12,500 from Green Sky Inc., a company controlled by a significant shareholder of Monarch America, which is unsecured, noninterest-bearing and due on demand. The loan was repaid in March of 2015.

6.	Commitments

a)

The Company entered into a lease for office premises which originally commenced April 2, 2007. On October 27, 2010 and November 1, 2013, the Company entered into amendment agreements to extend the term of the lease. Under the terms of the November 1, 2013 amendment agreement, the term was extended to October 31, 2018, and the Company must pay base rent of $25,600 in the first 2 years of the lease, $27,200 in the next 2 years of the lease, and $28,800 in the last year of the lease.

b)

The Company entered into a Shopping Center Lease Agreement which commenced April 1, 2014, and terminates on March 31, 2019. The minimum base rent due under the lease agreement is $5,235 per month for the first year, $5,413 per month for the second year, and $5,568 per month for the remaining term.

c)	Total lease commitments based on the minimum base rent due over the next five years are as follows:

2015	$90,289
2016	93,551
2017	94,283
2018	90,816
2019	16,704

Total	$385,643*

* The total lease commitments above do not include the common area maintenance charges.

7.	Subsequent Events

We have evaluated subsequent events through March 30, 2015, and did not have any material recognizable subsequent events with the exception of the following:

a)	On January 6, 2015, Monarch America, Inc. provided The Big Tomato, Inc. with a working capital infusion of $80,000 for the purpose of enhancing the Tomato’s ability of fulfilling larger orders.

b)

On January 14, 2015, the Company completed a Plan of Merger with Monarch America, Inc. (“MAI”) (formerly Cannabis Kinetics Corp.), a Nevada corporation, whereby MAI acquired all of the outstanding shares of the Company in consideration for cash of $400,000, promissory notes of $2,000,000 and 8,100,000 post-split shares of restricted common stock of MAI. Each note will be payable in eight equal installments of $125,000 plus interest at 8% per annum. Each note will be secured by all of the assets of the Company and the shares of the Company.

c)

On January 14, 2015, the Company entered into a two-year employment agreement (the “Employment Agreement”) with each of Jeremy N. Stout and Josh Field for an annual base salary of $120,000 each. Each individual will also be entitled to a bonus based upon the Company’s annual net revenues for 2015 and 2016 as follows: (i) $2,500 for every $10,000 of net income generated between $400,000 and $460,000, and (ii) $15,000 plus 7.5% of net income over $460,000. The agreement prohibits the individuals from competing with the business of the Company during the term of the agreement and for one year thereafter, except if the employee is terminated without cause or as a result of a constructive termination.

9.	Pro Forma Information (Unaudited)

Presented on this and the subsequent page are the Pro Forma Consolidated financial results of Monarch America, Inc and The Big Tomato, Inc.

Jeremy N. Stout, Inc.

(d/b/a The Big Tomato)

Unaudited Pro Forma Consolidated Balance Sheet

As at December 31, 2014

(Expressed in U.S. dollars)

Pro Forma
Consolidated $

ASSETS

Current assets
Cash	45,501
Inventory	277,610
Prepaid expenses and deposits	7,826
Total Current Assets	330,937

Property and equipment, net	7,289
Note Receivable – related party	27,030

Total Assets	365,256

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	368,830
Loan payable	12,500
Promissory note payable – current portion	1,400,000

Total Current Liabilities	1,781,330

Promissory note payable	1,000,000

Total Liabilities	2,781,330

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock
Series A preferred stock	275
Series B preferred stock	35
Common stock	101,905
Additional paid-in capital	(2,488,549)
Retained earnings (deficit)	(29,740)

Total Stockholders’ (Deficit) Equity	(2,416,074)

Total Liabilities and Stockholders’ (Deficit) Equity	365,256

Jeremy N. Stout, Inc.

(d/b/a The Big Tomato)

Unaudited Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2014

(Expressed in U.S. dollars)

Pro Forma
Consolidated
$

Revenue	3,046,294
Cost of sales	(2,266,166)
Gross Profit	780,128

Operating Expenses
Advertising	20,443
Depreciation	8,390
Insurance	46,146
General and administrative	687,371
Impairment of intangible assets	133,500
Professional fees	23,394
Rent	116,036
Wages	288,147
Total Operating Expenses	(1,323,427)

Net Income (Loss)	(543,299)

Less: Cumulative dividends on Series B preferred stock	(5,417)
Net Loss	(548,716)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 2, 2014, the Company terminated Sadler, Gibb & Associates, LLC ("Sadler Gibb") as its independent registered public accounting firm and on May 30, 2014, retained MaloneBailey, LLP (“MaloneBailey”) as its principal independent accountants.

The Termination of Sadler Gibb

Sadler Gibb was the independent registered public accounting firm for Monarch America, Inc. (formerly Lingas Ventures, Inc.)(formerly Cannabis Kinetics, Inc.) from February 1, 2013 until June 2, 2014. None of Sadler Gibb's reports on the Company’s financial statements for the year ended November 30, 2013 or for the year ended November 30, 2012(a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sadler Gibb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Sadler Gibb served as the Company’s principal independent accountants.

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

However, the report of Sadler Gibb dated March 13, 2014 on our financial statements for November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from September 14, 2010 (date of inception) through November 30, 2013 in the Annual Report on Form 10-K contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern. Sadler Gibb has not provided any audit services in relation to the standalone financial statements of The Big Tomato, Inc.

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

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2014, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2014, our internal control over financial reporting was not effective, because of the material weakness described below.

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

Item 9B. Other Information.

Change in Fiscal Year

As a result of the consummation of the merger of The Big Tomato by the Company, the fiscal year of the Company is December 31st. Accordingly, in addition to the previous Form 10-K filing for the year ended November 30, 2014 without regard to the Merger, the Company is filing this Annual Report for the fiscal year ended December 31, 2014 with the stand-alone financial statements of The Big Tomato.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officers.

Name	Age	Position

Eric Hagen	31	President, Chief Executive Officer and Director

Jonathan Hunt	41	Vice President, Treasurer and Secretary

Jeremy Stout	37	Vice President, The Big Tomato

Josh Field	41	Vice President, The Big Tomato

Eric Hagen, our president, chief executive officer and a director since March 2014, has been a Marketing Manager at Classified Verticals since October 2013. From January 2012 through December 2012, he was a Sales Manager at Western Agency. Mr. Hagen was an Advertising agent for DEX Media Corporation from March 2008 through June 2011.

Jonathan Hunt, our vice president, treasurer, secretary and a director since March 2014, has been an electrician for the IBEW since 1998. Mr. Hunt is considered the Company’s cultivation expert with over 9 years of experience in grow operations, proprietary hydroponic design, and facility mechanics.

Jeremy Stout and Josh Field were the founding members of The Big Tomato, Inc., and came aboard Monarch America as part of Monarch’s acquisition of the Tomato. Messrs. Stout and Field both have over 15 years of wholesale and retail store operations, and consulting and providing trusted advice for hydroponic processes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Our executive officers and directors complied with the Section 16(a) filing requirements since they acquired control of the Company.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eric Hagen CEO and President	2013 2014	0 67,225	0 0	0 425	0 0	0 0	0 67,650

Jonathan Hunt Vice President, Treasurer and Secretary	2013 2014	0 39,000	0 0	0 425	0 0	0 0	0 39,425

John Ngitew	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0

Grace Parinas	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0

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

In connection with the closing of the acquisition of The Big Tomato, the Company entered into a two-year employment agreement, effective as of January 1, 2015 (the “Employment Agreement”), with each of Jeremy N. Stout and Josh Field to serve as Vice President-Sales and Distribution and Vice President-Operations, respectively, for an annual base salary of $120,000, to be paid in equal biweekly installments. Each employee will also be entitled to the following bonus based upon the annual net income of The Big Tomato, Inc. for 2015 and 2016: (i) $2,500 for every $10,000 of net income generated between $400,000 and $460,000, and (ii) $15,000 plus 7.5% of net income over $460,000. In the event the agreement is terminated by the employer without “cause” or by the employee as a result of “constructive termination” (as such terms are defined in the agreement), the employee will receive a bonus based upon the aforesaid net income notwithstanding termination of his agreement. The agreement also provides that the employer pay health insurance premiums for the employee and his family (including SIS supplemental insurance), automobile and gas expenses of $1,000 per month and communication expenses of $500 per month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 30, 2015, the number of shares of common stock of Monarch America that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 104,904,618 shares of our common stock issued and outstanding as of March 30, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Monarch America, Inc., 1150 W. Custer Place, Denver, Colorado 80223.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Eric Hagen	14,533,200	(1)	13.9%

Jonathan Hunt	14,533,200	(2)	13.9%

Steven Brandt	11,233,200	(3)	10.7%

Jeremy Stout	4,050,000	(4)	3.9%

Josh Field	4,050,000	(4)	3.9%

Directors and officers as a group (4 persons)	37,166,400		35.4%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the year ended November 30, 2013, Monarch received cash advances of $26,904 from the then acting President and Director of the Company and repaid $7,711 to the then acting President and Director of the Company. The 2013 President also paid $3,414 in expenses on behalf of the Company.

At November 30, 2014, Monarch owed $nil (2013 - $57,569) to the former President and Director of the Company. On March 19, 2014, the former President and Director of the Company forgave $57,569 of amounts owed to him in addition to assuming responsibility of all outstanding accounts payable and accrued liabilities of $11,108 pursuant to a Stock Exchange Agreement. The total liabilities forgiven and assigned of $68,677 have been recorded as additional paid-in capital.

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

On August 15, 2014, the Company issued a Promissory Note to a company affiliated with Steve Brandt, an officer and director of the Company from March 2014 until his resignation in January 2015. Pursuant to the unsecured note, the Company agreed to lend up to an aggregate of $3,000,000, with bears interest at 8% per annum. The note matures on August 15, 2017. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. During the year ended November 30, 2014, the borrower repaid $36,000 of principal. At November 30, 2014, the Company recognized accrued interest receivable of $1,030. The company evaluated the loan and determined that it was not a personal loan as defined by SOX 402 because the proceeds of the loan were used to pay for certain for licenses or intellectual property on behalf of Monarch America to facilitate the buildout of the warehouse.

On November 11, 2014, the Company entered issued a $30,000 secured promissory note to Monarch America, Inc. (“Monarch”), with whom the Company completed a Plan of Merger subsequent to year end (Note 9(a)), which bears interest at 10% per annum and matures on December 31, 2015. At December 31, 2014, the Company recognized accrued interest of $156. The loan was repaid in February 2015.

During the year ended December 31, 2014, the Company received an advance of $12,500 from Green Sky Inc., a company controlled by a significant shareholder of Monarch America, which is unsecured, noninterest-bearing and due on demand. The loan was repaid in March of 2015.

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

During the year ended November 30, 2014, the Company recognized revenue of $25,538 (2013 - $nil) from Jeremy N. Stout, Inc. (d/b/a The Big Tomato), with whom the Company completed a Plan of Merger subsequent to year end (Note 10). Included in accounts receivable at November 30, 2014, were amounts owed of $25,538 from The Big Tomato. These amounts are reflected as Related Party Accounts Payable in the accompanying financial statements of the Big Tomato and are still outstanding as of March 31, 2015.

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

During the years ended December 31, 2014 and 2013, the Tomato paid or accrued management fees of $120,002 and $119,373, respectively, to the two principal shareholders of the Company, Messrs. Stout and Field.

During the years ended December 31, 2014 and 2013, the Tomato paid net distributions to the two principal shareholders of the Company, Messrs. Stout and Field, of $231,146 and $56,267, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is MaloneBailey LLP. Under previous management, SadlerGibb & Associates, LLC performed the audit of the then named Lingas Ventures, Inc. Their approved fees billed to Monarch are set forth below:

	Malone Bailey, LLP	SadlerGibb &Associates, LLC
	For Year Ended November 30,
	2014	2014	2013
Audit Fees	$17,000	$1,500	$8,000
Audit Related Fees	48,500	1,500	0
Tax Fees	0	0	0
All Other Fees	0	0	0

As of December 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

______________

*Filed herewith

25

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

MONARCH AMERICA, INC.

Date: March 31, 2015	By:	/s/ Eric Hagen
Eric Hagen President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jonathan Hunt
Jonathan Hunt Vice-President, Treasurer and Secretary (Principal Financial and Account Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Eric Hagen	President and Chief Executive Officer and director	March 31, 2015
Eric Hagen	(Principal Executive Officer)

/s/ Jonathan Hunt	Vice-President, Treasurer and Secretary and director	March 31, 2015
Jonathan Hunt	(Principal Financial and Accounting Officer)

