Form 10-Q
period 2015-03-31
Monarch America, Inc.
filed 2015-05-20
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 000-54798

MONARCH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0372219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 W. Custer Place

Denver, CO 80223

(Address of Principal Executive Offices, Zip Code)

(844) 852-1537

(Registrant's Telephone Number, Including Area Code)

_____________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2015, 104,994,372 shares of common stock, par value $0.001 per share, were issued and outstanding.

2

Explanatory Note

Monarch America, Inc. filed an Annual Report on Form 10-K for the fiscal year ended November 30, 2014 with the Securities and Exchange Commission on March 3, 2014. However, as a result of the consummation by the Company of Jeremy N. Stout, Inc. d/b/a The Big Tomato and now known as The Big Tomato, Inc., the fiscal year of the Company became December 31st. Accordingly, in addition to the filing of the Form 10-K for the year ended November 30, 2014 (without regard to the merger of The Big Tomato), the Company filed an Annual Report for the fiscal year ended December 31, 2014 including the stand-alone financials of The Big Tomato, Inc. (f/k/a Jeremy Stout, Inc. d/b/a The Big Tomato).

The consolidated financial statements in Item 1 of this filing and the financial results presented below are presented under predecessor entity reporting; and because the acquiring entity had minimal operations in the previous time period, historical information of the acquirer is not presented.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Monarch America Inc.

Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US dollars)

For the period ended March 31, 2015

Condensed Consolidated Balance Sheets (unaudited)	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4

4

Monarch America Inc.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2015 $	December 31, 2014 $
	Successor	Predecessor
ASSETS

Cash	226,060	13,018
Inventory	503,558	277,610
Prepaid expenses and deposits	4,105	5,326

Total Current Assets	733,723	295,954

Note Receivable – Related party	27,723	–
Property and equipment	289,624	7,289
Goodwill	5,927,587	–
Total Assets	6,978,657	303,243

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	547,608	254,330
Due to related parties	–	68,194
Current portion of promissory notes payable	2,150,000	–

Total Current Liabilities	2,697,608	322,524

Promissory notes payable	1,000,000

Total Liabilities	3,697,608	322,524

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001 per share
Series A Preferred Stock, 5,500,000 shares authorized 274,998 shares issued and outstanding	275	–
Series B Preferred Stock, 750,000 shares authorized 38,897 shares issued and outstanding	39	–

Common Stock
Authorized: 2,610,000,000 shares, par value of $0.001 per share
Issued and outstanding: 104,994,372 shares	104,994	5,000

Additional paid-in capital	4,869,282	5,459
Accumulated deficit	(1,693,541)	(29,740)
Total Stockholders’ Equity (Deficit)	3,281,049	(19,281)

Total Liabilities and Stockholders’ Equity (Deficit)	6,978,657	303,243

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Monarch America Inc.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2015 $	Three months ended March 31, 2014 $
	Successor	Predecessor

Revenues	1,157,388	686,895
Cost of sales	(744,019)	(453,224)
Gross Margin	413,369	233,671

Operating Expenses

General and administrative	(858,891)	(135,415)
Net (Loss) Income Before Other Expenses	(445,522)	98,256

Other Expenses

Interest expense	(59,725)	(38)
Interest income	546	2,813

Net (Loss) Income	(504,701)	101,031

Less: Series B preferred stock dividends	(4,604)	–

Net (Loss) Income Attributable to Common Shareholders	(509,305)	101,031
Net (Loss) Income per Common Share – Basic and Diluted	(0.00)
Weighted Average Common Shares Outstanding – Basic and Diluted	103,181,280

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Monarch America Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three months ended March 31, 2015 $	Three months ended March 31, 2014 $
	Successor	Predecessor

Operating Activities

Net (loss) income	(504,701)	101,031

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,480	5,156
Common stock issued for services	363,589	–

Changes in operating assets and liabilities:

Prepaid expenses	3,721	(61)
Accrued interest on notes receivable	(520)	–
Accrued interest on notes payable	57,874	–
Accounts payable and accrued liabilities	32,775	33,678
Inventory	(218,231)	(39,503)
Net Cash Provided by (Used In) Operating Activities	(264,013)	100,301

Investing Activities

Cash paid for the acquisition of The Big Tomato, Inc., net of cash acquired	(386,982)
Purchase of property and equipment	(228,421)	–
Net Cash Used In Investing Activities	(615,403)	–

Financing Activities

Payment of note payable – related party	(12,500)	–
Borrowing on debt	650,000	–
Distribution	–	(53,811)
Net Cash (Used in) Provided by Financing Activities	637,500	(53,811)
Increase (Decrease) in Cash	(241,916)	46,490
Cash – Beginning of Period	467,976	41,522
Cash – End of Period	226,060	88,012

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–
Non-Cash Transactions:

Notes payable related to Plan of Merger	2,000,000	–
Common stock issued pursuant to Plan of Merger	3,564,000	–
Extinguishment of related party debt at acquisition	55,694	–
Accounts payable for property and equipment	50,840

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Monarch America Inc. (the “Company”) was incorporated in the state of Nevada on September 14, 2010. The Company was formerly a mineral exploration company with the purpose of acquiring and developing mineral properties. The Company’s principal business is now focusing on various opportunities in the recreational and medical marijuana industry. Effective January 1, 2015, the Company completed a Plan of Merger with Jeremy N. Stout, Inc. (d/b/a The Big Tomato), which is now The Big Tomato, Inc. (“TBT”), a Colorado corporation, whereby the Company acquired all of the outstanding shares of TBT. TBT is an established Denver area store, warehouse distribution facility, and online hydroponics and indoor garden supplier.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015, the Company has a working capital deficit of $1,963,885, and has an accumulated deficit of $1,693,541. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is currently seeking out other opportunities to execute consulting arrangements with grow facilities. Large warehouse grow operations would require large supply orders, which would be fulfilled by the TBT. The Company is also seeking out other sources for financing and other partners to invest into the company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed on March 31, 2015, with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2015, and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HBH Industries Inc. and The Big Tomato, Inc. (f/k/a Jeremy N. Stout, Inc. (d/b/a The Big Tomato)). Intercompany balances and transactions are eliminated upon consolidation.

On January 14, 2015, Monarch acquired TBT (See Note 3). The operations of Monarch were insignificant in comparison to those of The Big Tomato, so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely the Tomato’s results of operations and cash flows. The consolidated financial statements included herein are presented for the three months ended March 31, 2015, and 2014, under predecessor entity reporting. The results of operations and cash flows obtained through the use of January 1, 2015, rather than January 14, 2015, are not considered to be materially different; therefore, the successor period is presented beginning January 1, 2015.

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

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

3.	Acquisition

On January 14, 2015, the Company completed a Plan of Merger with Jeremy N. Stout, Inc. (d/b/a The Big Tomato), whereby the Company agreed to acquire all of the outstanding shares of The Big Tomato in consideration for cash of $400,000, promissory notes in the aggregate amount of $2,000,000 and 8,100,000 shares of restricted common stock with a fair value, based on the closing market price on the acquisition date, of $3,564,000. Each note will be payable in eight equal installments of $125,000 plus interest at 8% per annum, commencing April 1, 2015. Each note will be secured by all of the assets and shares of the The Big Tomato, Inc.

As a result of the acquisition, amounts owed to Monarch America by the Big Tomato were extinguished. These amounts related to $25,539 of trade payables and $30,156 of a note payable and accrued interest. Even though the amounts continued to be carried on the Tomato’s standalone accounting records, the amounts are eliminated in consolidation.

The operations of Monarch were insignificant in comparison to those of The Big Tomato, so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely the Tomato’s results of operations and cash flows. The consolidated financial statements included herein are presented for the three months ended March 31, 2015, and 2014, under predecessor entity reporting. The results of operations and cash flows obtained through the use of January 1, 2015, rather than January 14, 2015, are not considered to be materially different; therefore, the successor period is presented beginning January 1, 2015.The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are summarized in the table below.

$

Cash	13,018
Prepaid expenses and deposits	5,326
Inventory	277,610
Property and equipment	7,289
Accounts payable and accrued liabilities	(254,330)
Loans payable to related parties	(12,500)
Goodwill	5,927,587

Net assets acquired	5,964,000

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

4.	Inventory

Inventory consists of the following:	March 31, 2015 $	December 31, 2014 $
	Successor	Predecessor

Finished Goods	503,558	252,072
Inventory on Consignment	–	25,538
Raw Materials	–	–
Total	503,558	277,610

5.	Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2015 Net Carrying Value $	December 31, 2014 Net Carrying Value $
			Successor	Predecessor

Furniture and equipment	57,938	53,544	4,394	5,618
Leasehold Improvements	308,563	24,747	283,816	–
Software and website	34,191	34,191	–	–
Vehicles	11,493	10,079	1,414	1,671
Total	412,185	122,561	289,624	7,289

6.	Notes Receivable – Related Party

On August 15, 2014, the Company issued a Promissory Note to a related party, Steve Brandt, whereby the Company agreed to lend up to an aggregate of $3,000,000, which bears interest at 8% per annum, is unsecured and matures on August 15, 2017. Steve Brandt is a large shareholder of Monarch, holding more than 10% of shares outstanding. The borrower may borrow in increments of up to $750,000. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. During the year ended December 31, 2014, the borrower repaid $34,000 of principal. As at March 31, 2015, the Company has recognized accrued interest receivable of $1,723.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

7.	Promissory Notes Payable

a)

On December 5, 2014, the Company issued a promissory note to Glamis Capital SA (the “Lender”), which provides that the Company can borrow up to an aggregate of $1,500,000 from the Lender until January 30, 2015, in any amount in increments of up to $350,000. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of March 31, 2015, the Company borrowed an aggregate of $1,150,000 from the Lender pursuant to this agreement and no further borrowings may be made. As at March 31, 2015, the Company has recognized accrued interest of $18,860.

b)

On January 1, 2015, the Company issued two promissory notes of $1,000,000 to each of the former shareholders of The Big Tomato pursuant to the Plan of Merger (Note 3). Each note is payable in eight equal installments of $125,000 plus interest at 8% per annum commencing April 1, 2015. Each note is secured by all of the assets of the Company and the shares of the Company. As at March 31, 2015, the Company has recognized accrued interest of $39,014.

8.	Related Party Transactions

During the three months ended March 31, 2015, the Company incurred consulting fees of $8,250 (2014 - $nil) to directors and officers of the Company.

9.	Preferred Stock

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

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

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

10.	Common Stock

a)	On January 1, 2015, The Company issued 8,100,000 shares of common stock with a fair value of $3,564,000 pursuant to the Plan of Merger with The Big Tomato (Note 3).

b)	On January 1, 2015, The Company issued 20,000 shares of common stock with a fair value of $10,000 for consulting services.

c)	On January 31, 2015, The Company issued 11,202 shares of common stock with a fair value of $4,368 for consulting services.

d)	On February 28, 2015, The Company issued 26,494 shares of common stock with a fair value of $4,636 for consulting services.

e)	On March 1, 2015, The Company issued 750,000 shares of common stock with a fair value of $131,250 for consulting services.

f)	On March 9, 2015, The Company issued 1,500,000 shares of common stock with a fair value of $210,450 for consulting services.

g)	On March 31, 2015, The Company issued 32,058 shares of common stock with a fair value of $2,885 for consulting services.

11.	Commitments

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

c)

Beginning January 1, 2015, the Company entered into a management contract with Green Sky, Inc., a company wholly-owned by Steve Brandt, to build out a warehouse located in Denver, Colorado for cultivation purposes. As part of that agreement, the Company assumed the rent liability of the warehouse along with other associated build-out costs, estimated to be $500,000. Under the agreement, costs or expenses exceeding $720,000 through August 1, 2015 will be Green Sky’s responsibility. The assumed rent liability provides for the Company to pay Green Sky $20,000 per month to June 30, 2015, $51,200 per month from July 1, 2015 to August 30, 2015, at which point, Green Sky will assume liability of the rent payments going forward.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

d)	Total lease commitments based on the minimum base rent due, excluding common area maintenance charges, over the next five years are as follows:

2015	$68,184
2016	93,551
2017	94,283
2018	90,816
2019	16,704
Total	$363,538

e)

On July 27, 2014, the Company entered into a Professional Relations and Consulting Agreement for consulting services effective on July 29, 2014 and ending on July 29, 2015. For the first 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the closing share price on the day preceding the execution of the agreement. For the remaining 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the average closing share price for the 5 trading days preceding January 15, 2015.The agreement was terminated in April 2015, resulting in the forfeiture of the unvested stock award.

f)

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

12.	Segment Reporting

The Company’s Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). Management evaluates the performance of the Company's operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process. There are two reportable operating segments, being soil distribution and hydroponics retail operations.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The management and consulting segment relates to Monarch America Inc., and its wholly-owned subsidiary, HBH Industries Inc. and is positioned to provide management and consulting services for building out indoor grow and cultivation facilities. This segment also has some exclusive rights for branded products (Monarch America lights, ballasts, and other indoor gardening supplies), and exclusive distribution arrangements (AgriAloe, MiraClays, Ivory Coco, REM international flavored beverage profiles). Coats AgriAloe LLC is a Texas-based developer of patented and proprietary soil amendment products. MiraClays is microscopic crystalline calcium clay, rich in over 70 other minerals and trace elements. The Ivory Coco arrangement consists of an exclusive distribution agreement with Ivory Coco International, LLC, a Colorado-based importer and supplier of Coco Coir, an all-natural soil additive utilized by indoor and outdoor gardening operations.

The retail operations segment relates to The Big Tomato and consists of supplying hydroponics and indoor gardening supplies in Denver, Colorado. The Big Tomato sells various types of products of indoor gardening products; grow boxes, grow lights, hydroponic systems, ballasts, bulbs, nutrients and additives, and other high-end hydroponic and gardening items.

The following tables summarize selected financial data for segment disclosures for the three months ended March 31, 2015, and 2014.

2015 - (Successor)	Management/ Consulting Operations $	Retail Operations $	Total $

Current assets	114,435	619,288	733,723

Total assets	425,974	6,552,683	6,978,657

Revenues	51,854	1,105,534	1,157,388
Cost of sales	(39,000)	(705,019)	(744,019)
General and administrative	(704,051)	(154,840)	(858,891)

Operating (loss) income	(691,197)	245,675	(445,522)

2014 – (Predecessor)	Management/ Consulting Operations $	Retail Operations $	Total $

Current assets	–	275,787	295,954
Total assets	–	286,310	303,243

Revenues	–	686,895	686,895
Cost of sales	–	(453,224)	(453,224)
General and administrative	–	(135,415)	(135,415)

Operating income	–	98,256	98,256

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

13.	Subsequent Event

On April 29, 2015, the Company entered into a Securities Purchase Agreement with Redwood Management LLC, a Florida limited liability company (“Redwood”), for the sale of an original issue discount convertible debenture (the “Debenture”) in the principal amount of $1,000,000. The Debenture was issued for an original issue discount of 10%, and interest on the Debenture accrues at the rate of 10% per annum, payable in six equal tranches, the first of which was paid on April 29, 2015 and the remainder is due on each of the first five monthly anniversaries of the issuance of the Debenture. The Company received net proceeds from the issuance of the Debenture in the amount of $118,333. Pursuant to the terms of the Secured Redwood Note described below, on each of May 29th and the next consecutive four months, Redwood will pay the Company $150,000 as long as certain conditions are met.

The Debenture, which is due on April 29, 2016, is convertible into shares of the Company’s common stock at the election of Redwood at any time at a conversion price equal to 65% of the lowest trading price of the common stock during the 20 trading day period prior to conversion. Redwood agreed to restrict its ability to convert the Debenture and receive shares of the Company if the number of shares of common stock beneficially held by Redwood and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock; said percentage can increase to 9.99% upon no less than 61 days’ notice from Redwood to the Company. The Company has the right to prepay any portion of the Debenture upon ten days’ notice and payment of a 130% prepayment penalty.

On April 29, 2015, Redwood issued the Company a $750,000 collateralized secured promissory note (the “Secured Redwood Note”). The Secured Redwood Note is secured by the 10% membership interests of Redwood owned by Gary Rogers and John DeNobile.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10Q (this “Report”), unless the context otherwise indicates, references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Monarch” refer to Monarch America, Inc. and its wholly-owned subsidiaries. Jeremy N. Stout, Inc. d/b/a The Big Tomato was acquired by and is now a wholly-owned subsidiary of Monarch America as of January 14, 2015, effective January 1, 2015. References to “the Tomato” refer to what is now The Big Tomato, Inc., formerly Jeremy Stout, Inc. d/b/a The Big Tomato, Inc.

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

Overview

The Company is actively involved in the business of being a vertically-integrated cannabis management company. Since current management has taken control of the Company in March 2014, we are involved in the sale and distribution of hydroponic lights and equipment as a result of our acquisition of The Big Tomato, we are aiming to generate sales of specialty soil additives used in the growth of marijuana and other hydroponics and we have acquired certain intellectual property, including trademarks and domain names, used by the Company in branding and marketing its products and services.

Monarch also provides turnkey solutions, management and consulting services to the legally regulated marijuana industry. While not directly engaged in the sale of marijuana, Monarch offers a spectrum of capabilities that we believe to elevate the business of marijuana and hydroponic cultivation from the erratically stocked, sparselystaffed and managed, independent-store model to that of an efficient and consistently managed organization.

Monarch aims to oversee and manage all facets of retail operations, from property management, technology and equipment leasing to inventory control, staffing, and day-to-day operational management.

Corporate History

Monarch America, Inc

The Company was incorporated in the State of Nevada on September 14, 2010. On March 19, 2014, John Ngitew and Grace Parinas, the former principal shareholders of the Company, formerly known as Lingas Ventures, Inc., entered into a Stock Purchase Agreement which provided for the sale of shares of common stock of the Company representing 50% of the issued and outstanding share capital of the Company on a fully-diluted basis to Eric Hagen, Jonathan Hunt and Steven Brandt. The consideration paid for the shares was $21,750. In connection with the transaction, Mr. Ngitew released the Company from all debts owed to him. Effective as of March 19, 2014, in connection with the sale of the shares to Messrs. Hagen, Hunt and Brandt, both John Ngitew and Grace Parinas resigned from all their respective positions as officers and directors of the Company. The Board of Directors of the Company elected Eric Hagen as President and Chief Executive Officer, Jonathan Hunt as Vice President and Secretary and Steven Brandt as Vice President and Treasurer, and said three individuals became the directors of the Company.

On May 19, 2014, the Company changed its name to "Cannabis Kinetics Corp." and effectuated a 1 for 10 reverse stock split. As a result of an amendment to the Company's Articles of Incorporation, the Company is authorized to issue 10,000,000 shares of blank check preferred stock. The number of authorized shares of common stock of the Companny, 2,610,000,000, par value $.001 per share, was not affected by the amendment.

On September 11, 2014, the Company acquired substantially all of the assets of REM International, LLC, a Colorado limited liability company (“REM”) pursuant to an asset purchase agreement, dated June 6, 2014 by and among the Company, REM, and Robert E. Matuszewki, the owner of all of the issued and outstanding equity interests in REM. The consideration paid by the Company for the assets was $118,500 and the issuance 1,500,000 shares of the Company’s common stock. Pursuant to an amendment to the asset purchase agreement, dated as of September 11, 2014, the Company agreed to pay REM $7,000 for the five months and commencing March 2015 $12,750 for the subsequent six months. The assets purchased consist of certain intellectual property, including trademarks and domain names. The Company did not assume any liabilities in connection with the acquisition.

On December 5, 2014, the Company borrowed $75,000 from Glamis Capital SA (Glamis Capital) pursuant to the terms of a promissory note. The note provides that the Company can borrow up to an aggregate of $1,500,000 from Glamis until January 30, 2015. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of March 30, 2015, the Company borrowed an aggregate of $1,150,000 from Glamis Capital.

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

On December 18, 2014, the Company effectuated a 3-1 forward stock split and shareholders owning shares on such record date received 2 shares of the Company in addition to each share they owned as of such date. As of December 26, 2014, the Company changed its name from Lingas Ventures, Inc. to Monarch America, Inc.

On April 29, 2015, the Company issued to Redwood Management LLC, a Florida limited liability company (“Redwood”), an original issue discount convertible debenture (the “Debenture”) in the principal amount of $1,000,000. The Debenture was issued for an original issue discount of 10%, and interest on the Debenture accrues at the rate of 10% per annum, payable in six equal tranches, the first of which was paid on April 29, 2015 and the remainder are due on each of the first five monthly anniversaries of the issuance of the Debenture. On each of May 29th and the next consecutive four months, Redwood will pay the Company $150,000 as long as (a) the Company shall have duly honored all conversions submitted by Redwood, if any, (b) the Company shall have paid all liquidated damages and other amounts owing to the Redwood, (c) the Common Stock is trading, (d) there is a sufficient number of authorized but unissued and otherwise unreserved shares of Common Stock for the issuance of all of the shares then issuable to Redwood, (e) there is no existing event of default under the Debenture, (f) there has been no public announcement of a pending or proposed fundamental transaction or change of control that has not been consummated, (g) the daily dollar trading volume for the common stock exceeds an average of $15,000 per trading day, (h) the Company’s common stock must be DTC and DWAC Eligible and not subject to a “DTC Chill” and (i) the Company has timely filed all reports required to be filed by the Company after the date hereof pursuant to the Securities Exchange Act of 1934, as amended. Notwithstanding, upon at least 2 business days the Company may prohibit Redwood from making any prepayment otherwise due under the Secured Redwood Note. The Debenture, which is due on April 29, 2016, is convertible into shares of the Company’s common stock at the election of Redwood at any time at a conversion price equal to 65% of the lowest trading price of the common stock during the 20 trading day period prior to conversion. Failure of the Company to deliver shares to Redwood within three days of conversion results the Company paying $10 per trading day for the first four days and $20 per day thereafter.

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

On January 14, 2015, the Company completed the acquisition of Jeremy N. Stout, Inc. d/b/a The Big Tomato, a Colorado Corporation (“The Big Tomato”) pursuant to which The Big Tomato, Inc., a Colorado corporation and a wholly-owned subsidiary of the Company was merged with and into The Big Tomato. In addition to $400,000 in cash paid by the Company to Jeremy Stout and Josh Field, the shareholders of The Big Tomato, the Company issued an aggregate of 8,100,000 shares of common stock of the Company to the Shareholders. The Company also issued a secured promissory note in the principal amount of $1,000,000 (collectively, the “Notes”) to each of Messrs. Stout and Field. The Notes are payable in eight equal installments of $125,000 commencing April 1, 2015, accrue interest at the rate of 8% per annum and are secured by a first priority lien on all the assets of The Big Tomato. As additional security for the Notes, the Company pledged all of the shares of The Big Tomato to each of Messrs. Stout and Field. The security interest in such assets and the pledged stock is the exclusive remedy in the event of a default under the Notes. The Notes also provide that the Company shall be entitled to offset any damages incurred by it or its affiliates against the principal amount of the Notes arising from an inaccuracy or breach of any representation or warranty of Messrs. Stout and Field or failure to perform or comply with the Notes or other agreements or documents delivered in connection with the Merger.

Accounting Survivor

The financial results presented below are presented under predecessor entity reporting; and because the acquiring entity had minimal operations in the previous time period, historical information of the acquirer is not presented. The results of operations referred to below for the three months ended March 31, 2015 represent the results of operations for the successor entity (Monarch) for the quarter and the standalone comparative financial results of the predecessor (The Big Tomato) for the three months ended March 31, 2014 and March 31, 2015.

Our Operating Segments

We have two distinct operating segments:

Monarch –

The management and consulting segment is positioned to provide services for building out indoor grow and cultivation facilities. This segment also has branded indoor gardening products, along with exclusive distribution arrangements with outside parties for specialized gardening supplies like soil additives and growing mediums.

The Big Tomato –	The retail operations segment consists of supplying hydroponics and indoor gardening supplies through a retail storefront and supply warehouse.

Results of Operations – Monarch (Successor)

For the three months ended March 31, 2015

There is no comparable period for 2014, due to the adoption of predecessor accounting.

Revenues

Monarch generated $51,854 in net revenues for the quarter ended March 31, 2015 as a result of retail sales of its branded hydroponic and cultivation supplies, such as lights and ballasts.

Total operating expenses

Monarch’s total operating expenses were $704,051 for the quarter ended March 31, 2015. These costs are related to salaries and wages of $108,589, consulting and professional fees of $496,158, occupancy costs of $60,000, and travel and other of $39,304.

Net Income/Loss

During the quarter ended March 31, 2015, Monarch had a net loss of $691,197. As part of its agreement with Green Sky, Monarch is incurred the costs required to build out the warehouse at 1150 W Custer, in Denver, CO. Due to the terms of this management contract, Monarch is not yet collecting fees for providing services to offset its operating costs.

Results of Operations – The Big Tomato

For the three months ended March 31, 2015 (Successor) and March 31, 2014 (Predecessor)

Revenues

The Tomato generated $1,105,534 and $686,895 in net revenues from its retail operations during the quarters ended March 31, 2015 and March 31, 2014, respectively, an increase of 61%. This increase was due in part to the Tomato refocusing its sales strategy to target and fulfill larger orders as well as fulfilling new large orders across the country. These types of arrangements have a larger profit margin, as when the Tomato places larger orders from its vendors, it obtains more favorable pricing per unit. This is demonstrated by the trend in cost in sales of $705,019 and $453,224 during the quarters ended March 31, 2015 and March 31, 2014, respectively, an increase of 56% (compared to the 61% growth in revenue). These trends have equated to a larger gross margin, as the Tomato earned a gross margin of $400,515 and $233,671 during the quarters ended March 31, 2015 and March 31, 2014, respectively, an increase of 71%.

Total operating expenses

Total operating expenses for the quarter ended March 31, 2015 were $154,840 consisting of $3,351 of advertising, $1,480 of depreciation, $15,978 of insurance, $4,670 of professional fees, $32,440 of rent, $65,292 of wages, $10,233 of utilities, and $21,396 of other general expenses. Total operating expenses for the quarter ended March 31, 2014 were $135,415 consisting of $3,661 of advertising, $5,516 of depreciation, $11,226 of insurance, $7,333 of professional fees, $29,441 of rent, $53,703 of wages, $13,233 of utilities, and $11,302 of other general expenses.

Net Income/Loss

During the quarter ended March 31, 2015, the Tomato had a net income of $245,675, as compared with a net income of $98,256 for the quarter ended March 31, 2014, an increase in bottom line results of 150%. With the legalization of marijuana in Colorado, the Tomato has been able to meet growing demands for indoor hydroponic and cultivation supplies. Larger grow facilities and operations are coming online, and the Tomato has an established reputation for being able to fill large orders at competitive costs, while giving expert advice.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $226,060 of cash and total liabilities of $3,697,608.

The Tomato has continued this profitable trend of 2014 by showing a continued surplus in the beginning of 2015. However, in order to maintain its operations and its ability to manage its supply chain and distribution channels, the Tomato must have adequate working capital so as to have the financial flexibility to fulfill inventory orders by its customers. The profits of the Tomato does not mean that it will be able to support the capital burn or operations of Monarch in the future.

Management estimates that Monarch will need approximately $2,540,000 for the next 12 months of operations, which includes $1,000,000 to pay the sellers for the sale of The Big Tomato. Quarterly interest payments are due to Glamis Capital commencing August 15, 2015 with the outstanding principal of $1,150,000 and all accrued interest due no later than January 30, 2016. The Company also owes the former owners of the Tomato $1,750,000 in cash consideration, due quarterly, as of the date of this filing. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. Although Monarch does anticipate receiving monthly payments of $50,000 from Green Sky, Inc. pursuant to its management services agreement, Monarch does not have sufficient cash to fund its expenses over the next twelve months.

Given all the conditions precedent to Redwood Management LLC funding the Debenture (described above in Corporate History- Monarch America, Inc., there is no assurance that the Company will receive any further funding from Redwood.

Going Concern

As of March 31, 2015, the Company has a working capital deficit of $1,963,885, and has an accumulated deficit of $1,693,541. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The repositioning of Lingas Resources into what is now Monarch America has required substantial capital throughout fiscal year 2014 and into 2015 in order to ramp up operations and change the Company’s industry from rare earth mining and discovery to marijuana cultivation. There is doubt and uncertainty as to whether Monarch will be able to sustain operations, even if management obtains the necessary capital for operations when we begin to collect on the terms of the management agreement with Green Sky. Moreover, we have issued and outstanding promissory notes in the aggregate principal amount of $1,150,000 due and payable in full on January 30, 2016. Monarch’s ability to continue as a going concern is dependent on management’s ability to raise additional capital, despite the profits shown by The Big Tomato.

The financial statements included in this Report do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

The Tomato derives the majority of its revenue from the sale of hydroponic and indoor garden supplies at its retail store, in which the products are delivered to the customer immediately. The Tomato also has an online store, but there are minimal e-commerce sales. Monarch is primarily in the business of providing management and consulting services, along with retail sales of its own branded indoor gardening supplies. Monarch has not yet earned revenue in relation to its management and consulting services, and any retail sales are due upon delivery and have been paid in full. The Company recognizes revenue, net of sales tax, when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when the customer takes possession of the merchandise at the point of sale, or if from the online store, when title transfers upon shipment from the Company’s warehouse. The Company is not in the practice of taking cash payments in advance from customers for inventory yet to be exchanged, but in such an event, the Company would recognize the amount received as deferred revenue until the sale or service is complete.

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

Depreciation

Equipment is stated at cost and is depreciated on a straight-line basis over its estimated useful life, as follows:

Furniture and equipment	5 years
Leasehold improvements	3 years
Software and website	3 years
Vehicles	7 years

Property and equipment is presented net of accumulated depreciation.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on its financial statements unless otherwise disclosed, and the Company does not believe that there are new accounting pronouncements that have been issued that may have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our internal controls were not effective as of March 31, 2015 for the following reasons: Given the limited number of personnel responsible for accounting for and managing transaction and funds in the company, there is an inherent limitation to the Company’s ability to establish segregation of duties. Moreover, the Company has a limited number of qualified accounting personnel involved in the maintenance of accounting records and the Company has been unable to maintain adequate control activities or monitoring processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

The Company needs to formally issue 89,754 shares of its common stock to Robert Shepard pursuant to the terms of a letter agreement with such individual. This issuance will be conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications*

32	Section 1350 Certifications*

101	XBRL Interactive Data Files*

__________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH AMERICA, INC.

Date: May 20, 2015	By:	/s/ Eric Hagen
Eric Hagen President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jonathan Hunt
Jonathan Hunt Vice-President, Treasurer and Secretary (Principal Financial and Accounting Officer)

