Form 10-Q
period 2015-06-30
Monarch America, Inc.
filed 2015-08-18
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54798

MONARCH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0372219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 W. Custer Place

Denver, CO 80223

(Address of Principal Executive Offices, Zip Code)

(844) 852-1537

(Registrant's Telephone Number, Including Area Code)

____________________________________________________________

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

As of August 17, 2015, 108,923,623 shares of common stock, par value $0.001 per share, were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Monarch America Inc.

Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US dollars)

For the period ended June 30, 2015

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Monarch America Inc.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	June 30, 2015 $	December 31, 2014 $
	Successor	Predecessor
ASSETS
Cash	177,146	13,018
Inventory	452,717	277,610
Prepaid expenses and deposits	23,776	5,326

Total Current Assets	653,639	295,954

Note Receivable – Related party	28,243	–
Property and equipment	357,990	7,289
Goodwill	5,927,587	–

Total Assets	6,967,459	303,243

LIABILITIES
Current Liabilities

Accounts payable and accrued liabilities	540,057	254,330
Due to related parties	–	68,194
Convertible debenture (less unamortized discount and debt issuance costs of $317,136 and $0, respectively)	16,198	–
Derivative liability	457,829	–
Current portion of promissory notes payable	1,482,801
Current portion of promissory notes payable to related parties	1,000,000	–

	3,496,885	322,524

Promissory notes payable to related parties	750,000

Total Liabilities	4,246,885	322,524

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001 per share
Series A Preferred Stock, 5,500,000 shares authorized 274,998 shares issued and outstanding	275	–
Series B Preferred Stock, 750,000 shares authorized 38,897 shares issued and outstanding	39	–

Common Stock
Authorized: 2,610,000,000 shares, par value of $0.001 per share
Issued and outstanding: 105,148,623 shares	105,149	5,000

Additional paid-in capital	4,883,054	5,459
Accumulated deficit	(2,267,943)	(29,740)

Total Stockholders’ Equity (Deficit)	2,720,574	(19,281)

Total Liabilities and Stockholders’ Equity (Deficit)	6,967,459	303,243

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Monarch America Inc.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended June 30, 2015 $	Three months ended June 30, 2014 $	Six months ended June 30, 2015 $	Six months ended June 30, 2014 $
	Successor	Predecessor	Successor	Predecessor

Revenues	1,134,979	923,284	2,292,367	1,610,179
Cost of sales	(790,590)	(680,963)	(1,534,609)	(1,134,187)

Gross Margin	344,389	242,321	757,758	475,992

Operating Expenses

General and administrative	(617,910)	(154,842)	(1,476,801)	(290,257)

Net (Loss) Income Before Other Expenses	(273,521)	87,479	(719,043)	185,735

Other Expenses

Loss on change in fair value of derivative liability	(221,163)	–	(221,163)	–
Interest expense	(80,238)	(29)	(139,963)	(67)
Interest income	520	2,613	1,066	5,426

Net (Loss) Income	(574,402)	90,063	(1,079,103)	191,094

Less: Series B preferred stock dividends	(4,655)	–	(9,259)	–

Net (Loss) Income Attributable to Common Shareholders	(579,057)	90,063	(1,088,362)	191,094
Net (Loss) Income per Common Share – Basic and Diluted	(0.01)		(0.01)
Weighted Average Common Shares Outstanding – Basic and Diluted	105,148,623		103,552,230

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Monarch America Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six months ended June 30, 2015 $	Six months ended June 30, 2014 $
	Successor	Predecessor

Operating Activities
Net (loss) income	(1,079,103)	191,094

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of discount on convertible debenture	16,198	–
Depreciation	2,761	9,552
Common stock issued for services	377,515	–
Loss on change in fair value of derivative liability	221,163	–

Changes in operating assets and liabilities:
Prepaid expenses	(15,950)	(1,038)
Accrued interest on notes receivable	(1,040)	–
Accrued interest on notes payable	123,726	–
Accounts payable and accrued liabilities	(32,627)	(16,816)
Inventory	(167,390)	(62,366)

Net Cash Provided by (Used In) Operating Activities	(554,747)	120,426

Investing Activities
Cash paid for the acquisition of The Big Tomato, Inc, net of cash acquired	(386,982)	–
Purchase of property and equipment	(306,068)	–

Net Cash Used In Investing Activities	(693,050)	–

Financing Activities
Payment of note payable – related party	(262,500)	–
Borrowing on debt	1,219,467	–
Distribution	–	(100,825)

Net Cash (Used in) Provided by Financing Activities	956,967	(100,825)

Increase (Decrease) in Cash	(290,830)	19,601
Cash – Beginning of Period	467,976	41,522

Cash – End of Period	177,146	61,123

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-Cash Transactions:
Notes payable related to Plan of Merger	2,000,000	–
Common stock issued pursuant to Plan of Merger	3,564,000	–
Extinguishment of related party debt at acquisition	55,694	–
Debt discount from derivative liability	236,666	–
Accounts payable for property and equipment	42,840	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has a working capital deficit of $2,843,246, and has an accumulated deficit of $2,267,943. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2015, and the results of its operations and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three months and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HBH Industries Inc., and The Big Tomato, Inc. (f/k/a Jeremy N. Stout, Inc. (d/b/a The Big Tomato)). Intercompany balances and transactions are eliminated upon consolidation.

On January 14, 2015, Monarch acquired TBT (See Note 3). The operations of Monarch were insignificant in comparison to those of The Big Tomato, so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely the Tomato’s results of operations and cash flows. The consolidated financial statements included herein are presented for the three and six months ended June 30, 2015, and 2014, under predecessor entity reporting. The results of operations and cash flows obtained through the use of January 1, 2015, rather than January 14, 2015, are not considered to be materially different; therefore, the successor period is presented beginning January 1, 2015.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at June 30, 2015, the Company had $457,829 of derivative liability.

Financial Instruments

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, inventory, note receivable, accounts payable and accrued liabilities, amounts due to related parties and notes and loans payable. The fair value of the Company’s convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2015:

June 30, 2015
	Amount	Level 1	Level 2	Level 3

Embedded conversion derivative liabilities	$457,829	$–	$–	$457,829

Total	$457,829	$–	$–	$457,829

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 9 for additional information.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

Recently Adopted Accounting Policy

During the six months ended June 30, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective during the six months ended June 30, 2015 and has applied this guidance retrospectively to all prior periods presented in the Company's financial statements.

The reclassification does not impact net income (loss) as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

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

As a result of the acquisition, amounts owed to Monarch America by The Big Tomato were extinguished. These amounts relate to $25,539 of trade payables and $30,156 of a note payable and accrued interest. Even though the amounts continued to be carried on The Big Tomato’s standalone accounting records, the amounts are eliminated upon consolidation.

The operations of Monarch were insignificant in comparison to those of The Big Tomato, so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely the Tomato’s results of operations and cash flows. The consolidated financial statements included herein are presented for the six months ended June 30, 2015, and 2014, under predecessor entity reporting. The results of operations and cash flows obtained through the use of January 1, 2015, rather than January 14, 2015, are not considered to be materially different; therefore, the successor period is presented beginning January 1, 2015. The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are summarized in the table below.

$

Cash	13,018
Prepaid expenses and deposits	5,326
Inventory	277,610
Property and equipment	7,289
Accounts payable and accrued liabilities	(254,330)
Loans payable to related parties	(12,500)
Goodwill	5,927,587

Net assets acquired	5,964,000

4.	Inventory

Inventory consists of the following:	June 30, 2015 $	December 31, 2014 $
	Successor	Predecessor

Finished Goods	452,717	252,072
Inventory on Consignment	–	25,538
Raw Materials	–	–

Total	452,717	277,610

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.	Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2015 Net Carrying Value $	December 31, 2014 Net Carrying Value $
			Successor	Predecessor

Furniture and equipment	59,636	54,565	5,071	5,618
Leasehold Improvements	376,511	24,747	351,764	–
Software and website	34,191	34,191	–	–
Vehicles	11,493	10,338	1,155	1,671

Total	481,831	123,841	357,990	7,289

As a result of the licensing complication between Green Sky, Inc., and the Custer warehouse lessor (further described in footnote 13.c), subsequent to June 30, 2015, Monarch entered into plans to sell the Leasehold Improvements, which are part of the Monarch segment of the Company, to an outside party. The assets were not determined held for sale until after the balance sheet date of June 30, 2015, at which point management had then embarked on serious plans to dispose of the assets by the end of the 2015 calendar year. The subsequent determination of the assets being held for sale triggered the need for impairment testing in accordance with ASC 360. Management has assessed the improvements for impairment as of June 30, 2015 and has determined that no impairment exists.

6.	Notes Receivable – Related Party

On August 15, 2014, the Company issued a Promissory Note to a related party, Steve Brandt, whereby the Company agreed to lend up to an aggregate of $3,000,000, which bears interest at 8% per annum, is unsecured and matures on August 15, 2017. Steve Brandt is a large shareholder of Monarch, holding more than 10% of shares outstanding. The borrower may borrow in increments of up to $750,000. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. During the year ended December 31, 2014, the borrower repaid $34,000 of principal. As at June 30, 2015, the Company has recognized accrued interest receivable of $2,243 on the outstanding $26,000. On August 4, 2015, Steve Brandt paid his note in full with Monarch for $28,243.

7.	Promissory Notes Payable

a)

On December 5, 2014, the Company issued a promissory note to Glamis Capital SA (the “Lender”), which provides that the Company can borrow up to an aggregate of $1,500,000 from the Lender until January 30, 2015, in any amount in increments of up to $350,000. Interest accrues on the outstanding principal amount at the rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company’s then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of June 30, 2015, the Company borrowed an aggregate of $1,482,801 from the Lender pursuant to this agreement and no further borrowings may be made. As at June 30, 2015, the Company has recognized accrued interest of $49,969.

b)

On January 1, 2015, the Company issued two promissory notes of $1,000,000 to each of the former shareholders of The Big Tomato pursuant to the Plan of Merger (Note 3). Each note is payable in eight equal installments of $125,000 plus interest at 8% per annum commencing April 1, 2015. At June 30, 2015, the Company had made the initial instalment payments totaling $250,000. Each note is secured by all of the assets of the Company and the shares of the Company. As at June 30, 2015, the Company has recognized accrued interest of $74,027. Subsequent to June 30, 2015, the Company modified the notes, refer to Note 15(a).

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

8.	Convertible Notes Payable

On April 29, 2015, the Company entered into a Securities Purchase Agreement with Redwood Management LLC, a Florida limited liability company (“Redwood”), for the sale of an original issue discount convertible debenture (the “Debenture”) in the principal amount of $1,000,000. The Debenture was issued for an original issue discount of 10%, and interest on the Debenture accrues at the rate of 10% per annum, payable in six equal tranches, the first of which was paid on April 29, 2015 and the remainder is due on each of the first five monthly anniversaries of the issuance of the Debenture. Pursuant to the terms of the Secured Redwood Note described below, on each of May 29th and the next consecutive four months, Redwood will pay the Company $150,000 as long as certain conditions are met. As of June 30, 2015, the Company had received $236,666 net of the original discount of $33,334, interest payments of $33,334 and issuance costs of $30,000.

Convertible note	$333,334
Original issuance discount	(33,334)
Prepaid interest	(33,334)
Debt issuance costs	(30,000)
Derivative liability	(236,666)
Amortization of discount	16,198

Balance at June 30, 2015	$16,198

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

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value.

The fair value of the conversion feature was determined to be $424,551 using a Black-Scholes option-pricing model. Upon the issuance dates $236,666 was recorded as debt discount and $187,885 was recorded as a loss on derivative. As of June 30, 2015, the aggregate unamortized discount is $16,198.

On April 29, 2015, Redwood issued the Company a $750,000 collateralized secured promissory note (the “Secured Redwood Note”). The Secured Redwood Note is secured by the 10% membership interests of Redwood owned by Gary Rogers and John DeNobile.As both the Debenture, and the Secured Redwood Note allow for the offset of the two notes, the Company has offset the remaining unpaid balance of the Secured Redwood Note with the Debenture.

9.	Derivative Liability

The Company has determined that the conversion feature associated with the convertible debenture described in Note 8 qualifies as a derivative liability and is accounted pursuant to ASC 815.

The Company records the fair value of the conversion feature in accordance with ASC 815using a Black-Scholes option-pricing model. During the six months ended June 30, 2015, the Company recorded a loss on the change in fair value of derivative liabilities of $221,163 (June 30, 2014 - $Nil). At June 30, 2015, the Company recorded a derivative liability of $457,829.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The table below sets forth a summary of changes the Company’s loss on the change in fair value of derivative liabilities:

Day one loss on derivative liability	$187,885
Change in fair value of conversion features	33,278

Three months and six months ended June 30, 2015	$221,163

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance at December 31, 2014	$-
Fair value of conversion features issued	424,551
Change in fair value of conversion features	33,278

Balance at June 30, 2015	$457,829

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	At Issuance	June 30, 2015
65% of market value of stock on measurement date	$0.05- 0.056	$0.046
Risk-free interest rate	0.25%-0.26%	0.28%
Dividend yield	0%	0%
Volatility factor	178%	183%
Term	0.92-1.00	0.83

10.	Related Party Transactions

a)	During the six months ended June 30, 2015, the Company incurred consulting fees of $8,250 (2014 - $nil) to directors and officers of the Company.

b)	During the six months ended June 30, 2015, the Company incurred fees of $75,882 (2014 - $nil) to Jeremy N. Stout and Josh Field pursuant to the agreements described in Note 13(f).

11.	Preferred Stock

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

12.	Common Stock

a)

On January 1, 2015, the Company issued 8,100,000 shares of common stock with a fair value of $3,564,000 pursuant to the Plan of Merger with The Big Tomato (Note 3). Of the fair value of the shares issued, $55,694 was allocated to the extinguishment of amounts owed to Monarch America by The Big Tomato as result of the acquisition.

b)	During the six months ended June 30, 2015, the Company issued 2,494,005 shares of common stock with a fair value of $377,515 for consulting services.

13.	Commitments

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

c)

Beginning January 1, 2015, the Company entered into a management contract with Green Sky, Inc., a company wholly-owned by Steve Brandt, to build-out a warehouse located in Denver, Colorado for cultivation purposes. Green Sky entered into a lease agreement with the lessor of the warehouse, through which, Monarch agreed to assume responsibility of the rent from January 2015 through August 2015, during the build-out phase of the agreement. However, the Custer warehouse lessor had performance obligations to deliver a cultivation license to Green Sky which have not been met, so neither Green Sky nor Monarch America have paid rent from June 2015 on, unless and until the issue is remediated or an alternative solution is found. Monarch and Green Sky are working with other parties to seek out other opportunities for the space. Although the management contract that Monarch has entered into with Green Sky has provided for Green Sky to make payments to Monarch, currently, it is unlikely that Monarch will be able to collect any management fees from Green Sky. Monarch has determined subsequent to June 30, 2015 that its Leasehold Improvements at the Custer warehouse qualify as held for sale. See footnote 5 for further discussion.

d)	Total lease commitments based on the minimum base rent due, excluding common area maintenance charges, over the next five years are as follows:

2015	$45,545
2016	93,551
2017	94,283
2018	90,816
2019	16,704

Total	$340,899

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

g)

On June 24, 2015, the Company entered into a five-year consulting agreement with FSST Pharms, LLC, a limited liability company organized under the laws of the Flandreau Santee Sioux Tribe (“FSST”). The term of the Consulting Agreement will automatically renew for subsequent one-year terms unless terminated by either party upon 30-days’ prior written notice to the other party. The Company will serve as FSST’s exclusive independent contractor to provide consulting services to FSST related to medicinal and recreational marijuana and marijuana-related products. In addition, FSST may purchase nutrients, lights, equipment and other supplies from the Company at a 25% discount to the retail prices offered by the Company. Either party may terminate the Consulting Agreement for cause in accordance with the terms of the Consulting Agreement.

As consideration for the consulting services provided by the Company, FSST will pay the Company a consulting fee equal to a percentage of total net revenues generated by the sale of marijuana and/or marijuana products by FSST. “Total Net Revenues” is defined in the Consulting Agreement as total gross revenues minus the cost of goods sold, other expenses directly related to the cultivation, processing, and sale of inventory, depreciation, and taxes. The consulting fee shall be paid monthly and no later than 30 days’ following receipt of total gross revenues by FSST.

If FSST structures, leads to the structuring, or assists with the structuring of a consulting or other development agreement between the Company and another tribe, tribally owned company, or any other type of business entity, the Company agrees to pay FSST a percentage of all revenue generated as a result of such agreement by the Company, to be paid to FSST in cash within 10 business days of receipt by the Company; provided, however, that if FSST decides to utilize such proceeds to purchase common stock of the Company, it will be entitled to a purchase price discount of the then volume weighted average price of the common stock for the 20 days prior to receipt by the Company of such notification by FSST. Until the execution of such an agreement, this arrangement does not need to be evaluated for derivative treatment.

14.	Segment Reporting

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

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The following tables summarize selected financial data for segment disclosures for the three and six months ended June 30, 2015, and 2014.

2015 – (Successor)	Management/Consulting Operations $	Retail Operations $	Total $

Current assets	72,179	581,460	653,639

Total assets	452,185	6,515,274	6,967,459

Six Months Ended
Revenues	56,054	2,236,313	2,292,367
Cost of sales	(41,644)	(1,492,965)	(1,534,609)
General and administrative	(1,175,021)	(301,780)	(1,476,801)

Operating (loss) income	(1,160,611)	441,568	(719,043)

Three Months Ended
Revenues	4,200	1,130,779	1,134,979
Cost of sales	(2,644)	(787,946)	(790,590)
General and administrative	(470,970)	(146,940)	(617,910)

Operating (loss) income	(469,414)	195,893	(273,521)

2014 – (Predecessor)	Management/Consulting Operations $	Retail Operations $	Total $

Current assets	–	272,737	272,737

Total assets	–	278,864	278,864

Six Months Ended
Revenues	–	1,610,179	1,610,179
Cost of sales	–	(1,134,187)	(1,134,187)
General and administrative	–	(290,257)	(290,257)

Operating income	–	185,735	185,735

Three Months Ended
Revenues	–	923,284	923,284
Cost of sales	–	(680,963)	(680,963)
General and administrative	–	(154,842)	(154,842)

Operating (loss) income	–	87,479	87,479

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

15.	Subsequent Events

a)

On July 1, 2015, the Company had agreed to make a $125,000 interest payment to each of the noteholders described in Note 7(b). In consideration for deferring the $125,000 payment due July 1, 2015, each noteholder will be issued 1,562,500 shares of common stock of the Company and paid $25,000. The $125,000 payment shall be due and payable on January 2, 2017.

b)	On July 21, 2015, the Company entered into an arrangement with a Board Member, Kevin Malone, who will be entitled to $3,000 per month as long as he serves in that capacity.

c)

On July 21, 2015, the Company added Robert Shepherd to the Board of Directors. Since January 2015, the new director was entitled to receive $5,000 in shares of common stock, based on the volume weighted average for the previous 20 days, and $1,500 in cash on a monthly basis. As a result of the execution of the consulting agreement described in Note 13(g) the director shall be entitled on a monthly basis (1) $5,500 in shares of common stock and (2) $5,500 in cash. The director is expected to represent the Company at no less than five conferences during the year at a cost of $3,000 per conference to the Company.

d)	On August 4, 2015, Steve Brandt paid off the $28,243 note described in Note 6 in full.

e)

The Company needs to formally issue 244,005 shares of its common stock to Robert Shepard pursuant to the terms of a letter agreement with such individual. This issuance will be conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

f)

The Company needs to formally issue 50,000 shares of its Series B Convertible Preferred Stock to FSST Pharms, LLC, a limited liability company organized under the laws of the Flandreau Santee Sioux Tribe in consideration for $600,000. The company received funds on July 9, 2015.

g)	The Company needs to issue 1,562,500 shares of common stock to Jeremy Stout in consideration for the postponement of the liability owed to Mr. Stout.

h)	The Company needs to issue 1,562,500 shares of common stock to Josh Field in consideration for the postponement of the liability owed to Mr. Field.

i)

In the time subsequent to June 30, 2015, the Company issued 50,000 shares of common stock with a fair value of $3,500 for products to sell at the Tomato, and 600,000 shares of common stock with a fair value of $42,000 to employees at the Tomato as a retention bonus.

j)

Subsequent to June 30, 2015, Monarch put the Leasehold Improvements of the Custer warehouse facility up for sale, which are part of the Monarch segment of the Company. See footnotes 5 and 13.c for further discussion.

k)

Subsequent to June 30, 2015, Monarch executed a management and consulting agreement with Mary JaneCo, LLC, in which Monarch will provide advisory and consulting services related to the cultivation, CO2 extraction and cultivation facility design, and construction management for Mary JaneCo’s facility in Auburn, Washington. The terms of this agreement require Mary JaneCo to pay Monarch an hourly fee for services rendered by Monarch personnel and a surcharge on the cost of the cost of the buildout of the facility.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise indicates, references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “Monarch” refer to Monarch America, Inc. and its wholly-owned subsidiaries. Jeremy N. Stout, Inc. d/b/a The Big Tomato was acquired by and is now a wholly-owned subsidiary of Monarch America as of January 14, 2015, effective January 1, 2015. References to “the Tomato” refer to what is now The Big Tomato, Inc., formerly Jeremy Stout, Inc. d/b/a The Big Tomato, Inc.

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

Monarch also provides turnkey solutions, management, and consulting services to the legally regulated marijuana industry. While not directly engaged in the sale of marijuana, Monarch offers a spectrum of capabilities that we believe to elevate the business of marijuana and hydroponic cultivation from the erratically-stocked, sparsely-staffed and managed, independent-store model to that of an efficient and consistently managed organization.

Monarch aims to oversee and manage all facets of retail operations: from property management, technology and equipment leasing to inventory control, staffing, and day-to-day operational management.

The Company recently became the exclusive consultant to the Flandreau Santee Sioux Tribe for a recreational consumption lounge in South Dakota.

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

Messrs. Stout and Field will each be granted 1,562,500 shares of common stock and have been paid $25,000 in consideration for the postponement of the $125,000 payment which was due July 1, 2015.

Accounting Survivor

The financial results presented below are presented under predecessor entity reporting. The Monarch segment is a segment of the successor, for which there are no comparable periods since predecessor accounting was adopted as a result of Monarch’s Merger with The Big Tomato. The results of operations referred to below for the three and six months ended June 30, 2015 represent the results of operations for the successor entity (Monarch) and the standalone comparative financial results of the predecessor (The Big Tomato) for the six months ended June 30, 2014 and June 30, 2015.

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

The Big Tomato–The retail operations segment consists of supplying hydroponics and indoor gardening supplies through a retail storefront and supply warehouse.

Results of Operations – Monarch (Successor)

For the three and six months ended June 30, 2015

There are no comparable periods for 2014, due to the adoption of predecessor accounting.

Revenues

Monarch generated $56,054 in net revenues for the six months ended June 30, 2015, and $4,200 for the quarter ended June 30, 2015 as a result of retail sales of its branded hydroponic and cultivation supplies, such as lights and ballasts. This was a 92% decrease in retail revenue compared to prior quarter’s retail sales of $51,854 as Monarch has refocused itself to provide only consulting and management services and any Monarch-branded retail supplies will be sold exclusively through the Tomato.

Total operating expenses

Monarch’s total operating expenses were $1,175,021 for the six months ended June 30, 2015, and $470,970 for the quarter ended June 30, 2015. These year-to-date costs are related to salaries and wages of $272,652, consulting and professional fees of $604,459, occupancy costs of $89,969, and travel and other of $207,941. The quarter-to-date costs of $470,970 are related to salaries and wages of $164,063, consulting and professional fees of $108,301, occupancy costs of $29,969, and travel and other of $168,637. The 33% decrease of $233,081 from last quarter’s operating expense of $704,051 was largely attributable to stock granted to our SEC advisor and consultant in Q1, which was a non-recurring transaction. The 329% increase over prior quarter’s travel and other expenses were largely attributable to travel costs incurred in the negotiation of consulting and management agreements in Washington, Oregon, and South Dakota.

Net operating loss

During the quarter ended June 30, 2015, Monarch had a net operating loss of $469,414, compared to first quarter 2015’s net operating loss of $691,197, totaling a net operating loss for the six months ended June 30, 2015 of $1,160,611. Monarch has not yet received consulting or management revenues to offset its costs.

Results of Operations – The Big Tomato (Successor period – 2015; Predecessor period – 2014)

For the three and six months ended June 30, 2015 and June 30, 2014

Revenues

The Tomato generated $1,130,779 and $2,236,313 for the three and six months ended June 30, 2015, respectively, compared to sales of $923,284 and $1,610,179 for the three and six months ended June 30, 2014, respectively, an increase of 39% year-over-year for the six months. This continued growth in sales has been due in part to the Tomato refocusing its sales strategy to target and fulfill larger orders as well as fulfilling new large orders across the country. These types of arrangements have a larger profit margin, as when the Tomato places larger orders from its vendors, it obtains more favorable pricing per unit. This is demonstrated by the trend in cost in sales of $787,946 and $1,492,965 for the three and six months ended June 30, 2015, respectively, when compared to the cost of sales of $680,963 and $1,134,187 during the three and six months ended June 30, 2014, respectively, an increase of 32% year-over-year for the six months (compared to the 39% growth in revenue YTD). These trends have equated to a larger gross margin, as the Tomato earned a gross margin of $342,833 and $743,348 for the three and six months ended June 30, 2015, respectively, compared to the gross margins of $242,321 and $475,992 during the three and six months ended June 30, 2014, respectively, an increase of 56% year-over-year for the six months.

Total operating expenses

Total operating expenses for the three months ended June 30, 2015 were $146,940 consisting of $3,331 of advertising, $1,281 of depreciation, $14,669 of insurance, $3,750 of professional fees, $30,193 of rent, $40,058 of wages, and $53,658 of other general expenses. Total operating expenses for the three months ended June 30, 2014 were $154,842 consisting of $3,086 of advertising, $5,195 of depreciation, $9,313 of insurance, $5,545 of professional fees, $28,655 of rent, $65,986 of wages, and $37,062 of other general expenses. Year-over-year for quarter two, there was a decrease of 7,902, or 5%.

Total operating expenses for the six months ended June 30, 2015 were $301,780 consisting of $6,682 of advertising, $2,761 of depreciation, $30,647 of insurance, $8,420 of professional fees, $62,633 of rent, $105,350 of wages, and $85,287 of other general expenses. Total operating expenses for the six months ended June 30, 2014 were $290,257 consisting of $6,747 of advertising, $10,350 of depreciation, $19,596 of insurance, $12,878 of professional fees, $58,097 of rent, $118,463 of wages, and $64,126 of other general expenses. Year-over-year, there was an increase of 11,523, or 4%. When compared to net revenue, 2015 YTD operating expenses are 13% of net revenue, while 2014 YTD operating expenses were 18% of net revenue, demonstrating the Tomato’s focus on controlling fixed costs and overhead despite the growth of sales.

Net operating income

During the three and six months ended June 30, 2015, the Tomato had a net operating income of $195,893 and $441,568, respectively, as compared with a net operating income of $87,479 and $185,735 for the three and six months ended June 30, 2014, respectively, an increase in bottom line results for the six months year-over-year of $255,833 or 138%. With the legalization of marijuana in Colorado, the Tomato has been able to meet growing demands for indoor hydroponic and cultivation supplies. Larger grow facilities and operations are coming online, and the Tomato has an established reputation for being able to fill large orders at competitive costs, while giving expert advice. The Tomato has also been reaping the benefits of the synergies created by the Tomato-Monarch acquisition, as Monarch connects the Tomato to large customers across the country and fulfills large supply orders through the Tomato—connections and customers that the Tomato did not previously have.

Liquidity and Capital Resources

As of June 30, 2015, the Company had $177,146 of cash and total liabilities of $4,246,885.

Monarch has closed its line of credit with Steve Brandt, a related party to Monarch, and on August 4, 2015, Mr. Brandt, settled his note early by repaying in full principal outstanding plus accrued interest for a total of $28,243.

Beginning January 1, 2015, the Company entered into a management contract with Green Sky, Inc., a company wholly-owned by Steve Brandt, to build-out a warehouse located in Denver, Colorado for cultivation purposes. Green Sky entered into a lease agreement with the lessor of the warehouse, through which, Monarch agreed to assume responsibility of the rent from January 2015 through August 2015, during the build-out phase of the agreement. However, the Custer warehouse lessor had performance obligations to deliver a cultivation license to Green Sky which have not been met, so neither Green Sky nor Monarch America have paid rent from June 2015 on, unless and until the issue is remediated or an alternative solution is found. Monarch and Green Sky are working with other parties to seek out other opportunities for the space. Although the management contract that Monarch has entered into with Green Sky has provided for Green Sky to make payments to Monarch, currently, it is unlikely that Monarch will be able to collect any management fees from Green Sky. Monarch has determined subsequent to June 30, 2015 that its Leasehold Improvements at the Custer warehouse qualify as held for sale.

The Tomato has continued its profitable trend of 2014 by showing a continued surplus into 2015. However, in order to maintain its operations and its ability to manage its supply chain and distribution channels, the Tomato must have adequate working capital so as to have the financial flexibility to fulfill inventory orders by its customers. The profitability of the Tomato may not be sufficient to support the capital burn or operations of Monarch in the future.

Management estimates that Monarch will need approximately $2,540,000 for the next 12 months of operations, which includes $1,000,000 to pay the sellers for the sale of The Big Tomato. Quarterly interest payments are due to Glamis Capital commencing August 15, 2015 with the outstanding principal of about $1,150,000 and all accrued interest due no later than January 30, 2016. The Company also owes the former owners of the Tomato $1,700,000 in cash consideration, due quarterly, as of the date of this filing. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

To date, the Company has received cash proceeds from Redwood Management LLC funding the Debenture (described above in Corporate History- Monarch America, Inc.), resulting in $450,000 of principal outstanding, which will have to be repaid and is due in full on April 29, 2016. There is no assurance that the Company will receive any further funding from Redwood outside of the terms of the agreement.

Effective August 1, 2015, Monarch executed a management and consulting agreement with Mary JaneCo, LLC, in which Monarch will provide advisory and consulting services related to the cultivation, CO2 extraction and cultivation facility design, and construction management for Mary JaneCo’s facility in Auburn, Washington. The terms of this agreement require Mary JaneCo to pay Monarch an hourly fee for services rendered by Monarch personnel along with a surcharge on the cost of the build-out of the facility.

On June 24, 2015, Monarch entered into a five-year consulting agreement with FSST Pharms, LLC of the Flandreau Santee Sioux Tribe for the management of the build-out of a 10,000 square foot warehouse in South Dakota and the oversight of the growth of marijuana for the five years. In conjunction with this agreement, Monarch will receive a percentage of net monthly proceeds resulting from the cannabis cultivation at the Flandreau facility. However, there is uncertainty as to what this amount may be.

The Mary JaneCo and FSST Pharms contracts are models for the types of relationships Monarch would like to build with other cannabis-growing entities. The closing of these two deals will help provide Monarch with liquidity it needs to meet the capital requirements of its short-term and operational capital needs. There is uncertainty as to the extent of the profits that these arrangements will yield, so Monarch is continuing to pursue other consulting and management agreements with other parties across the nation.

Monarch also has issued and outstanding promissory notes in the aggregate principal amount of $1,400,000 due and payable in full on January 30, 2016. Monarch’s ability to continue as a going concern is dependent on management’s ability to raise additional capital, or renegotiate terms of repayment, despite the profits shown by The Big Tomato.

The financial statements included in this Report do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Going Concern

As of June 30, 2015, the Company has a working capital deficit of $2,843,246, and has an accumulated deficit of $2,267,943. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The repositioning of Lingas Resources into what is now Monarch America has required substantial capital throughout fiscal year 2014 and into 2015 in order to ramp up operations and change the Company’s industry from rare earth mining and discovery to marijuana cultivation. The transition has been made further difficult by governmental red tape and bureaucracy, demonstrated by Monarch’s consulting client at the Custer warehouse, Green Sky, being unable to obtain a license to grow cannabis at the facility, which has led to Monarch not being able to collect management and consulting fees from Green Sky, as no cannabis has been cultivated.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at June 30, 2015, the Company had $457,829 of derivative liability.

Financial Instruments

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, inventory, note receivable, accounts payable and accrued liabilities, amounts due to related parties and notes and loans payable. The fair value of the Company’s convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2015:

June 30, 2015
	Amount	Level 1	Level 2	Level 3

Embedded conversion derivative liabilities	$457,829	$–	$–	$457,829

Total	$457,829	$–	$–	$457,829

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 9 for additional information.

Recently Adopted Accounting Policy

During the six months ended June 30, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective during the six months ended June 30, 2015 and has applied this guidance retrospectively to all prior periods presented in the Company's financial statements.

The reclassification does not impact net income (loss) as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our internal controls were not effective as of June 30, 2015 for the following reasons: Given the limited number of personnel responsible for accounting for and managing transaction and funds in the company, there is an inherent limitation to the Company’s ability to establish segregation of duties. Moreover, the Company has a limited number of qualified accounting personnel involved in the maintenance of accounting records and the Company has been unable to maintain adequate control activities or monitoring processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On July 27, 2015, the Company issued 50,000 shares of common stock with a fair value of $3,500 for products to sell at the Big Tomato, and 600,000 shares of common stock with a fair value of $42,000 to employees at the Tomato as a retention bonus. This issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

MONARCH AMERICA, INC.

Date: August 17, 2015	By:	/s/ Eric Hagen
Eric Hagen President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jonathan Hunt
Jonathan Hunt Vice-President, Treasurer and Secretary (Principal Financial and Account Officer)

