Form 10-Q
period 2015-09-30
Monarch America, Inc.
filed 2015-11-16
CIK 1531433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2015, 113,927,692 shares of common stock, par value $0.001 per share, were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Monarch America Inc.

Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US dollars)

For the period ended September 30, 2015

Condensed Consolidated Balance Sheets (unaudited)	F–2

Condensed Consolidated Statements of Operations (unaudited)	F–3

Condensed Consolidated Statements of Cash Flows (unaudited)	F–4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F–5

Monarch America Inc.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	September 30, 2015	December 31, 2014
	Successor	Predecessor
ASSETS

Cash	151,380	13,018
Accounts receivable	83,367	–
Inventory	476,217	277,610
Prepaid expenses and deposits	81,616	5,326

Total Current Assets	792,580	295,954

Property and equipment	5,085	7,289
Property and equipment held for sale	364,889	–
Goodwill	5,927,587	–

Total Assets	7,090,141	303,243

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	654,553	254,330
Due to related parties	–	68,194
Convertible debenture (less unamortized discount and debt issuance costs of $761,056 and $0, respectively)	72,278	–
Derivative liability	921,139	–
Current portion of promissory notes payable	1,482,801
Current portion of promissory notes payable to related parties	1,000,000	–

	4,130,771	322,524

Promissory notes payable to related parties	500,000

Total Liabilities	4,630,771	322,524

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 shares, par value of $0.001 per share

Series A Preferred Stock, 5,500,000 shares authorized 274,998 shares issued and outstanding	275	–

Series B Preferred Stock, 750,000 shares authorized 89,314 shares issued and outstanding	89	–

Common Stock
Authorized: 2,610,000,000 shares, par value of $0.001 per share

Issued and outstanding: 110,281,538 shares	110,281	5,000

Additional paid-in capital	5,919,520	5,459

Accumulated deficit	(3,570,795)	(29,740)

Total Stockholders' Equity (Deficit)	2,459,370	(19,281)

Total Liabilities and Stockholders' Equity (Deficit)	7,090,141	303,243

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Monarch America Inc.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three months ended September 30, 2015 $	Three months ended September 30, 2014 $	Nine months ended September 30, 2015 $	Nine months ended September 30, 2014 $
	Successor	Predecessor	Successor	Predecessor

Revenues	1,322,466	799,071	3,614,833	2,310,318
Cost of sales	(950,136)	(638,115)	(2,484,745)	(1,674,969)

Gross Margin	372,330	160,956	1,130,088	635,349

Operating Expenses

Contract acquisition costs	(594,438)	–	(594,438)	–
General and administrative	(605,720)	(152,669)	(2,082,521)	(436,221)

Net (Loss) Income Before Other Expenses	(827,828)	8,287	(1,546,871)	199,128

Other Expenses

Gain (loss) on change in fair value of derivative liability	5,023	–	(216,140)	–
Loss on extinguishment of debt	(345,938)	–	(345,938)	–
Interest expense	(134,109)	(19)	(274,072)	(86)
Interest income	–	2,426	1,066	7,852

Net (Loss) Income	(1,302,852)	10,694	(2,381,955)	206,894

Less: Series B preferred stock dividends	(10,573)	–	(19,832)	–

Net (Loss) Income Attributable to Common Shareholders	(1,313,425)	10,694	(2,401,787)	206,894
Net (Loss) Income per Common Share – Basic and Diluted	(0.01)		(0.02)
Weighted Average Common Shares Outstanding – Basic and Diluted	108,876,840		105,732,320

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Monarch America Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine months ended September 30, 2015 $	Nine months ended September 30, 2014 $
	Successor	Predecessor
Operating Activities

Net (loss) income	(2,381,955)	206,894

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of discount on convertible debenture	86,929	–
Depreciation	3,902	6,613
Common stock issued for services	506,550	–
Loss on extinguishment of debt	295,938	–
Loss on change in fair value of derivative liability	216,140	–

Changes in operating assets and liabilities:
Accounts receivable	(83,367)	–
Prepaid expenses	(13,441)	(6,869)
Inventory	(187,340)	(138,226)
Collection of notes receivable and accrued interest receivable	27,203	–
Accrued interest on notes payable	123,726	–
Accounts payable and accrued liabilities	108,324	9,708

Net Cash Provided by (Used In) Operating Activities	(1,297,391)	78,120

Investing Activities
Cash paid for the acquisition of The Big Tomato, Inc., net of cash acquired	(386,982)	–
Purchase of property and equipment	(337,523)	–

Net Cash Used In Investing Activities	(724,505)	–

Financing Activities
Payment of note payable – related party	(512,500)	–
Borrowing on debt	1,612,800	–
Issuance of preferred shares for cash	605,000	–
Distribution	–	(109,750)

Net Cash (Used in) Provided by Financing Activities	1,705,300	(109,750)

Increase (Decrease) in Cash	(316,596)	(31,630)

Cash – Beginning of Period	467,976	41,522

Cash – End of Period	151,380	9,892

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

Non-Cash Transactions:
Notes payable related to Plan of Merger	2,000,000	–
Common stock issued pursuant to Plan of Merger	3,564,000	–
Prepaid interest deducted from Note Payable Proceeds	75,000	–
Extinguishment of related party debt at acquisition	55,694	–
Debt discount from derivative liability	704,999	–
Accounts payable for property and equipment	16,385	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Overview

Monarch America Inc. (the "Company") was incorporated in the state of Nevada on September 14, 2010. The Company was formerly a mineral exploration company with the purpose of acquiring and developing mineral properties. The Company's principal business is now focusing on various opportunities in the recreational and medical marijuana industry. Effective January 1, 2015, the Company completed a Plan of Merger with Jeremy N. Stout, Inc. (d/b/a The Big Tomato), which is now The Big Tomato, Inc. ("TBT"), a Colorado corporation, whereby the Company acquired all of the outstanding shares of TBT. TBT is an established Denver area store, warehouse distribution facility, and online hydroponics and indoor garden supplier.

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

Monarch America, Inc. has been established to provide turnkey solutions, management and consulting services to the legal and regulated marijuana industry. While not directly engaged in the sale of marijuana, Monarch America offers the complete spectrum of capabilities that elevate the business of cultivation from the erratically-stocked, sparsely-staffed and managed, independent-store model to that of an efficient and consistently managed organization.

Monarch America aims to oversee and manage all facets of retail operations, from property management, technology and equipment leasing to inventory control, staffing, and day-to-day operational management.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, the Company has a working capital deficit of $3,338,191, and has an accumulated deficit of $3,570,795. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is currently seeking out other opportunities to execute consulting arrangements with grow facilities. Large warehouse grow operations would require large supply orders, which would be fulfilled by TBT. The Company is also seeking out other sources for financing and other partners to invest into the Company.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of the date of this filing, medical marijuana use has been legalized by 23 states and the District of Columbia, and the recreational use of marijuana has been legalized by 4 states. Despite the favorable strides made in state-level legislation, marijuana is still a federally illegal substance for both use and possession in accordance with the U.S. Controlled Substances Act. The Obama administration represents that it is inefficient for law enforcement agencies to prosecute individuals in possession or under the influence of marijuana when they would be otherwise abiding by state or locally-designated laws. There is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to the Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed on March 31, 2015, with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2015, and the results of its operations and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three months and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HBH Industries Inc., and The Big Tomato, Inc. (f/k/a Jeremy N. Stout, Inc. (d/b/a The Big Tomato)). Intercompany balances and transactions are eliminated upon consolidation.

On January 14, 2015, Monarch acquired TBT (See Note 3). The operations of Monarch were insignificant in comparison to those of The Big Tomato, so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely the TBT's results of operations and cash flows. The consolidated financial statements included herein are presented for the three and nine months ended September 30, 2015, and 2014, under predecessor entity reporting. The results of operations and cash flows obtained through the use of January 1, 2015, rather than January 14, 2015, are not considered to be materially different; therefore, the successor period is presented beginning January 1, 2015.

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

Revenue Recognition

The Company derives the majority of its revenue from the sale of hydroponic and indoor garden supplies at its retail store, in which the products are delivered to the customer immediately. The Company also has an online store, but there are minimal e-commerce sales. The Company recognizes revenue, net of sales tax, when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when the customer takes possession of the merchandise at the point of sale, or if from the online store, when title transfers upon shipment from the Company's warehouse.

Stock-based Compensation

The Company accounts for the grant of stock awards in accordance with ASC 718, "Compensation-Stock Compensation." ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock based compensation. Pursuant to ASC Topic 505-50 for share-based payments to consultants and other third-parties, compensation expense is determined at the "measurement date." The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, inventory, note receivable, accounts payable and accrued liabilities, amounts due to related parties and notes and loans payable. The fair value of the Company's convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The following table presents the derivative financial instruments, the Company's only financial liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2015:

September 30, 2015
	Amount	Level 1	Level 2	Level 3

Embedded conversion derivative liabilities	$921,139	$–	$–	$921,139

Total	$921,139	$–	$–	$921,139

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, in accordance with ASC 815-15 "Derivative and Hedging" the Company valued the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as previously discussed. As at September 30, 2015, the Company had $921,139 of derivative liability.

Recently Adopted Accounting Policy

During the nine months ended September 30, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective during the nine months ended September 30, 2015 and has applied this guidance retrospectively to all prior periods presented in the Company's financial statements.

The reclassification did not impact net income (loss) as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of intangible assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

3.	Acquisition

On January 14, 2015, the Company completed a Plan of Merger with Jeremy N. Stout, Inc. (d/b/a The Big Tomato), whereby the Company acquired all of the outstanding shares of The Big Tomato in consideration for cash of $400,000, promissory notes in the aggregate amount of $2,000,000 and 8,100,000 shares of restricted common stock with a fair value, based on the closing market price on the acquisition date, of $3,564,000. Each note is payable in eight equal installments of $125,000 plus interest at 8% per annum, commencing April 1, 2015. Each note is secured by all of the assets and shares of the The Big Tomato, Inc.

As a result of the acquisition, amounts owed to Monarch America by The Big Tomato were extinguished. These amounts relate to $25,539 of trade payables and $30,156 of a note payable and accrued interest. Even though the amounts continued to be carried on The Big Tomato's standalone accounting records, the amounts are eliminated upon consolidation.

The operations of Monarch were insignificant in comparison to those of The Big Tomato, so the consolidated financial statements are presented under predecessor reporting wherein the prior historical information consists of solely The Big Tomato's results of operations and cash flows. The consolidated financial statements included herein are presented for the nine months ended September 30, 2015, and 2014, under predecessor entity reporting.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The results of operations and cash flows obtained through the use of January 1, 2015, rather than January 14, 2015, are not considered to be materially different; therefore, the successor period is presented beginning January 1, 2015. The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are summarized in the table following:

Cash	$13,018
Prepaid expenses and deposits	5,326
Inventory	277,610
Property and equipment	7,289
Accounts payable and accrued liabilities	(254,330)
Loans payable to related parties	(12,500)
Goodwill	5,927,587

Net assets acquired	$5,964,000

Unaudited pro forma results of operations for the three and nine months ended September 30, 2015 as if the Companies had been combined as of January 1, 2014, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

	Pro Forma Combined 2014 Financials
	Three months ended September 30, 2014	Nine months ended September 30, 2014

Revenues	$799,071	$2,310,318

Net (Loss) Income	$(211,340)	$(191,363)

Net (Loss) Income per Common Share – Basic and Diluted	$(0.01)	$(0.01)

4.	Inventory

Inventory consists of the following:	September 30, 2015	December 31, 2014
	Successor	Predecessor

Finished Goods	$476,217	$252,072
Inventory on Consignment	–	25,538
Raw Materials	–	–

Total	$476,217	$277,610

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.	Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2015 Net Carrying Value $	December 31, 2014 Net Carrying Value $
			Successor	Predecessor

Furniture and equipment	59,636	55,444	4,192	5,618
Leasehold improvements held for sale	389,636	24,747	364,889	–
Software and website	34,191	34,191	–	–
Vehicles	11,493	10,600	893	1,671

Total	494,956	124,982	369,974	7,289

At September 30, 2015, the Company had classified $364,889 of leasehold improvements as held for sale.

6.	Notes Receivable – Related Party

On August 15, 2014, the Company issued a Promissory Note to a related party, Steve Brandt, whereby the Company agreed to lend up to an aggregate of $3,000,000, which bears interest at 8% per annum, is unsecured and matures on August 15, 2017. Steve Brandt is a large shareholder of Monarch, holding more than 10% of shares outstanding. The borrower may borrow in increments of up to $750,000. On August 21, 2014, the Company advanced $60,000 under the Promissory Note. During the year ended December 31, 2014, the borrower repaid $34,000 of principal. On August 4, 2015, Steve Brandt settled his note in full with Monarch for $28,243, which consisted of accrued interest receivable of $2,243 and the remaining outstanding principal of $26,000. The borrowing arrangement is now closed and the Note may no longer be drawn upon.

7.	Promissory Notes Payable

a)

On December 5, 2014, the Company issued a promissory note to Glamis Capital SA (the "Lender"), which provides that the Company can borrow up to an aggregate of $1,500,000 from the Lender until January 30, 2015, in any amount in increments of up to $350,000. Interest accrues on the outstanding principal amount at the annual rate of 8% and is payable quarterly beginning August 15, 2015. Principal and all accrued interest thereon is due and payable on the earlier to occur of: (i) January 30, 2016; (ii) an issuance by the Company or an acquisition of voting securities of the Company of 30% or more of the then outstanding shares or the combined voting power of the Company's then outstanding voting securities; (iii) the individuals who are currently members of the Board of Directors of the Company cease for any reason to constitute at least two-thirds of the members of the Board; (iv) a merger, consolidation or other business combination with or into another company; or (v) the sale or other disposition of all or substantially all of the assets of the Company. As of September 30, 2015, the Company borrowed an aggregate of $1,482,801 from the Lender pursuant to this agreement and no further borrowings may be made. As at September 30, 2015, the Company has recognized accrued interest of $79,868.

b)

On January 1, 2015, the Company issued two promissory notes of $1,000,000 to each of the former shareholders of The Big Tomato pursuant to the Plan of Merger (Note 3). Each note is payable in eight equal installments of $125,000 plus interest at 8% per annum commencing April 1, 2015. The July 1, 2015 payment of $125,000 was deferred and shall be due and payable on January 2, 2017. As consideration for the deferral each noteholder was issued 1,562,500 shares of common stock of the Company and paid $25,000.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

The Company evaluated the modification pursuant to ASC 470-60 "Troubled Debt Restructuring by Debtors", and ASC 470-50 "Modification and Extinguishment" and determined that a concession was not granted and the guidance contained in ASC 470-60 does not apply. The Company determined that the modification was substantial, and the modification has been treated as a debt extinguishment in accordance with ASC 470-50. As a result, the Company recorded a loss on extinguishment of debt of $345,938.

At September 30, 2015, the Company had made installment payments totaling $500,000. Each note is secured by all of the assets and shares of The Big Tomato. As at September 30, 2015, the Company has recognized accrued interest of $103,903.

8.	Convertible Notes Payable

On April 29, 2015, the Company entered into a Securities Purchase Agreement with Redwood Management LLC, a Florida limited liability company ("Redwood"), for the sale of an original issue discount convertible debenture (the "Debenture") in the principal amount of $1,000,000. The Debenture was issued for an original issue discount of 10%, and interest on the Debenture accrues at the rate of 10% per annum, payable in six equal tranches, the first of which was paid on April 29, 2015 and the remainder is due on each of the first five monthly anniversaries of the issuance of the Debenture. Pursuant to the terms of the Secured Redwood Note described below, on each of May 29th and the next consecutive four months, Redwood will pay the Company $150,000 as long as certain conditions are met. As of September 30, 2015, the Company had received $630,000 net of the original discount of $83,334, interest payments of $75,000 and issuance costs of $45,000.

Convertible note	$833,334
Original issuance discount	(83,334)
Prepaid interest	(75,000)
Debt issuance costs	(45,000)
Derivative liability	(630,000)
Amortization of discount	72,278

Balance at September 30, 2015	$72,278

The Debenture, which is due on April 29, 2016, is convertible into shares of the Company's common stock at the election of Redwood at any time at a conversion price equal to 65% of the lowest trading price of the common stock during the 20 trading day period prior to conversion. The Company has the right to prepay any portion of the Debenture upon ten days' notice and payment of a 130% prepayment penalty.

In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value.

The fair value of the conversion feature was determined to be $1,055,490 using a Black-Scholes option-pricing model. Upon the issuance dates $704,999 was recorded as debt discount and $350,491 was recorded as a loss on derivative. As of September 30, 2015, the aggregate unamortized discount is $761,056.

On April 29, 2015, Redwood issued the Company a $750,000 collateralized secured promissory note (the "Secured Redwood Note"). The Secured Redwood Note receivable is secured by the 10% membership interests of Redwood owned by Gary Rogers and John DeNobile.As both the Debenture, and the Secured Redwood Note allow for the offset of the two notes, the Company has offset the remaining unpaid balance of the Secured Redwood Note with the Debenture.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

9.	Derivative Liability

The Company has determined that the conversion feature associated with the convertible debenture described in Note 8 qualifies as a derivative liability and is accounted pursuant to ASC 815.

The Company records the fair value of the conversion feature in accordance with ASC 815using a Black-Scholes option-pricing model. During the nine months ended September 30, 2015, the Company recorded a loss on the change in fair value of derivative liabilities of $216,140 (September 30, 2014 - $Nil). At September 30, 2015, the Company recorded a derivative liability of $921,239.

The table below sets forth a summary of changes the Company's loss on the change in fair value of derivative liabilities:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Day one loss on derivative liability	$(162,606)	$(350,491)
Change in fair value of conversion features	167,629	134,351

Period ended September 30, 2015	$5,023	$(216,140)

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

Balance at December 31, 2014	$-
Fair value of conversion features issued	1,055,490
Change in fair value of conversion features	(134,351)

Balance at September 30, 2015	$921,139

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	At Issuance	September 30, 2015
65% of market value of stock on measurement date	$0.038 - 0.056	$0.039
Risk-free interest rate	0.18%-0.28%	0.08%
Dividend yield	0%	0%
Volatility factor	178%-189%	150%
Term	0.65-1.00	0.58

10.	Related Party Transactions

a)	During the nine months ended September 30, 2015, the Company incurred consulting fees of $20,250 (2014 - $nil) to directors and officers of the Company.

b)	During the nine months ended September 30, 2015, the Company incurred fees of $90,000 (2014 - $nil) to Jeremy N. Stout and Josh Field pursuant to the agreements described in Note 13(f).

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

c)

During the nine months ended September 30, 2015, the Company granted 476,920 shares of common stock with a fair value of $52,902 to an employee for services, who was later appointed as a director of the Company in July 2015.

d)	The Company granted 1,000,000 shares of common stock with a fair value of $70,000 to the newly instated CFO as a sign on bonus in September 2015.

e)

The Company issued 2,500,000 shares of common stock with a fair value of $341,700 during the first quarter of 2015 to a consultant for services, who was later appointed as a director of the Company in July 2015.

f)

On July 1, 2015, the Company's payment of $125,000 to the former owners of The Big Tomato, Messrs. Stout and Field, was deferred and shall be due and payable on January 2, 2017. As consideration for the deferral, Messrs. Stout and Field were each was issued 1,562,500 shares of common stock of the Company and paid $25,000.

g)

On August 4, 2015, Steve Brandt settled his note in full with Monarch for $28,243, which consisted of accrued interest receivable of $2,243 and the remaining outstanding principal of $26,000. The borrowing arrangement is now closed and the Note may no longer be drawn upon. See footnote 6 for further details of the arrangement.

11.	Preferred Stock

On June 23, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock ("Series A Stock") designating 5,500,000 shares of the Company's authorized preferred stock as Series A Stock, par value $0.001 per share. The Series A Preferred Stock is convertible at any time at the option of the holder into shares of common stock at a conversion ratio of 200 shares of common stock for each share of Series A Stock. A holder of Series A Stock shall be entitled to the number of votes per share equal to the number of shares of common stock into which such Series A Stock is convertible.

On June 10, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock ("Series B Stock") designating 750,000 shares of the Company's authorized preferred stock as Series B Stock, par value $0.001 per share. The Series B Preferred Stock is convertible at any time at the option of the holder into shares of common stock at a conversion ratio of 6 shares of common stock for each share of Series B Stock. Dividends accrue on each share of Series B Stock, at the rate of 4% per annum of the price paid for each share or $12 per share. Until November 30, 2016, the Company has the right to pay the dividend in additional shares of Series B Stock. A holder of Series B Stock shall be entitled to the number of votes per share equal to the number of shares of common stock into which such Series B Stock is convertible.

On August 5, 2014, the Company filed a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock ("Series B Stock"), whereby the Company removed the payment of dividends in additional shares of Series B Stock, reduced the conversion rate of the Series B Stock to 24 shares of common stock, and eliminated the right of holders of the Series B Stock to have a veto right on the ability of the Company to issue debt.

For both Series A and B preferred stock, the Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the conversion option should be classified as equity. The Company also analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 "Convertible Securities with Beneficial Conversion Features" and noted none.

a)	On July 31, 2015, the Company issued 50,000 shares of its Series B Convertible Preferred Stock for cash proceeds of $600,000.

b)	On August 24, 2015, the Company issued 417 shares of its Series B Convertible Preferred Stock for cash proceeds of $5,000.

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

b)	During the nine months ended September 30, 2015, the Company issued 4,326,920 shares of common stock with a fair value of approximately $506,600 for consulting services.

c)

On July 1, 2015, the Company had agreed to make a $125,000 interest payment to each of the noteholders described in Note 7(b). In consideration for deferring the $125,000 payment due July 1, 2015, each noteholder was issued 1,562,500 shares of common stock of the Company with a total fair value of $295,938.

d)	On July 23, 2015, the Company issued 50,000 shares of common stock with a fair value of $3,500 for inventory.

e)	On August 24, 2015, the Company issued 125,000 shares of common stock with a fair value of $8,125 to a consultant for services provided that were capitalized as leasehold improvements.

13.	Commitments

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

c)

Beginning January 1, 2015, the Company entered into a management contract with Green Sky, Inc., a company wholly-owned by Steve Brandt, to build out a warehouse located in Denver, Colorado for cultivation purposes. As part of that agreement, the Company assumed the rent liability of the warehouse along with other associated build-out costs, estimated to be $500,000. Under the agreement, costs or expenses exceeding $720,000 through August 1, 2015 will be Green Sky's responsibility. The assumed rent liability provides for the Company to pay Green Sky $20,000 per month to June 30, 2015, $51,200 per month from July 1, 2015 to August 30, 2015, at which point, Green Sky will assume liability of the rent payments going forward.

At September 30, 2015, the Company had owed past due rental payments that are expected to be paid upon the sale of the building. Refer to Note 15(a)

d)	Total lease commitments based on the minimum base rent due, excluding common area maintenance charges, over the next five years are as follows:

2015	$22,906
2016	93,551
2017	94,283
2018	90,816
2019	16,704

Total	$318,260

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

e)

On July 27, 2014, the Company entered into a Professional Relations and Consulting Agreement for consulting services effective on July 29, 2014 and ending on July 29, 2015. For the first 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the closing share price on the day preceding the execution of the agreement. For the remaining 6 month period, the Company agreed to pay $12,500 per month and issue $150,000 worth of restricted common stock of the Company, determined by dividing $150,000 by the average closing share price for the 5 trading days preceding January 15, 2015. The agreement was terminated in April 2015, resulting in the forfeiture of the unvested stock award.

f)

On January 14, 2015, the Company entered into a two-year employment agreement (the "Employment Agreement") with each of Jeremy N. Stout and Josh Field for an annual base salary of $120,000 each. Each individual will also be entitled to a bonus based upon the TBT's annual net income for 2015 and 2016 as follows: (i) $2,500 for every $10,000 of net income generated between $400,000 and $460,000, and (ii) $15,000 plus 7.5% of net income over $460,000. The agreement prohibits the individuals from competing with the business of the Company during the term of the agreement and for one year thereafter, except if the employee is terminated without cause or as a result of a constructive termination.

g)

On June 24, 2015, the Company entered into a five-year consulting agreement with FSST Pharms, LLC, a limited liability company organized under the laws of the Flandreau Santee Sioux Tribe ("FSST"). The term of the Consulting Agreement will automatically renew for subsequent one-year terms unless terminated by either party upon 30-days' prior written notice to the other party. The Company will serve as FSST's exclusive independent contractor to provide consulting services to FSST related to medicinal and recreational marijuana and marijuana-related products. In addition, FSST may purchase nutrients, lights, equipment and other supplies from the Company at a 25% discount to the retail prices offered by the Company. Either party may terminate the Consulting Agreement for cause in accordance with the terms of the Consulting Agreement.

As consideration for the consulting services provided by the Company, FSST will pay the Company a consulting fee equal to a percentage of total net revenues generated by the sale of marijuana and/or marijuana products by FSST. "Total Net Revenues" is defined in the Consulting Agreement as total gross revenues minus the cost of goods sold, other expenses directly related to the cultivation, processing, and sale of inventory, depreciation, and taxes. The consulting fee shall be paid monthly and no later than 30 days' following receipt of total gross revenues by FSST. As of the date of this filing, construction of the facility was completed and cultivation processes were initiated. However, due to legal uncertainties, cultivation was halted and further growing activities until FSST and Monarch can perform a proper risk analysis and determine the best way to proceed.

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

h)	On July 21, 2015, the Company entered into an arrangement with a Board Member, Kevin Malone, who will be entitled to $3,000 per month as long as he serves in that capacity.

i)

On July 21, 2015, the Company added Robert Shepherd to the Board of Directors. Since January 2015, the new director was entitled to receive $5,000 in shares of common stock, based on the volume weighted average for the previous 20 days, and $1,500 in cash on a monthly basis. As a result of the execution of the consulting agreement described in Note 13(g) the director shall be entitled on a monthly basis to receive (1) $5,500 in shares of common stock and (2) $5,500 in cash. The director is expected to represent the Company at no less than five conferences during the year at a cost of $3,000 per conference to the Company.

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

14.	Segment Reporting

The Company's Chief Executive Officer ("CEO") serves as the Company's chief operating decision maker ("CODM"). Management evaluates the performance of the Company's operating segments based on several factors, including net sales to external customers and operating income. Net sales are recorded on a segment basis and intersegment sales are eliminated as part of the financial consolidation process. There are two reportable operating segments, being soil distribution and hydroponics retail operations.

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

The following tables summarize selected financial data for segment disclosures for the three and nine months ended September 30, 2015, and 2014.

2015 – (Successor)	Management/ Consulting Operations $	Retail Operations $	Total $

Current assets	216,433	576,147	792,580

Total assets	581,322	6,508,819	7,090,141

Nine Months Ended
Revenues	118,700	3,496,133	3,614,833
Cost of sales	(41,644)	(2,443,101)	(2,484,745)
Contract acquisition costs	(594,438)	-	(594,438)
General and administrative	(1,636,002)	(446,519)	(2,082,521)

Operating (loss) income	(2,153,384)	606,513	(1,546,871)

Three Months Ended
Revenues	62,646	1,259,820	1,322,466
Cost of sales	-	(950,136)	(950,136)
Contract acquisition costs	(594,438)	-	(594,438)
General and administrative	(460,981)	(144,739)	(605,720)

Operating (loss) income	(992,773)	164,945	(827,828)

Monarch America Inc.

Notes to the Condensed Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2014 – (Predecessor)	Management/ Consulting Operations $	Retail Operations $	Total $

Current assets	–	303,198	303,198

Total assets	–	312,264	312,264

Nine Months Ended
Revenues	–	2,310,318	2,310,318
Cost of sales	–	(1,674,969)	(1,674,969)
General and administrative	–	(436,221)	(436,221)

Operating income	–	199,128	199,128

Three Months Ended
Revenues	–	799,071	799,071
Cost of sales	–	(638,115)	(638,115)
General and administrative	–	(152,669)	(152,669)

Operating (loss) income	–	8,287	8,287

15.	Subsequent Events

a)

On October 2, 2015, the Company received $62,917 in net cash proceeds from a draw on the Secured Redwood Note. This draw was half of the last tranche of funding available to the Company. There is no guarantee that the remaining principal of the un-borrowed funds will be made to the Company.

b)	On October 22, 2015, the Company issued 133,333 shares of the Company's common stock to a Contractor in consideration for IT services performed.

c)	On October 29, 2015, Redwood Management LLC exercised the conversion feature of the Secured Redwood Note and converted $20,000 of principal into 512,821 shares of the Company's common stock.

c)	On November 4, 2014, Redwood Management LLC exercised the conversion feature of the Secured Redwood Note and converted $25,800 of principal into 3,000,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q (this "Report"), unless the context otherwise indicates, references to the "Company," the "Registrant," "we," "our," "us," or "Monarch" refer to Monarch America, Inc. and its wholly-owned subsidiaries. Jeremy N. Stout, Inc. d/b/a The Big Tomato was acquired by and is now a wholly-owned subsidiary of Monarch America as of January 14, 2015, effective January 1, 2015. References to "the Tomato" refer to what is now The Big Tomato, Inc., formerly Jeremy Stout, Inc. d/b/a The Big Tomato, Inc.

Forward-Looking Statements

Certain statements contained in this Report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

During the third quarter, the Company became the exclusive consultant to the Flandreau Santee Sioux Tribe for a recreational marijuana grow facility and consumption lounge in South Dakota. As of the date of this filing, construction of the facility was completed and cultivation had begun. However, certain actions recently taken by the Attorney General of South Dakota, the Flandreau Tribe voluntarily destroyed the crop, cultivation has been halted until the Flandreau tribe and Monarch can perform a risk assessment and determine how to proceed.

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

For the three and nine months ended September 30, 2015

There are no comparable periods for 2014, due to the adoption of predecessor accounting.

Revenues

Monarch generated $118,700 in net revenues for the nine months ended September 30, 2015, and $62,646 for the quarter ended September 30, 2015 as a result of consulting services rendered to clients. This was a significant increase in revenues to prior quarter's retail sales of $4,200 as Monarch has refocused itself to provide only consulting and management services and any Monarch-branded retail supplies will be sold exclusively through the Tomato. The Company has Consulting contracts in place at two locations: the Flandreau warehouse in South Dakota and the MT DuVall warehouse in Washington State.

Total operating expenses

Monarch's total operating expenses were $2,230,440 for the nine months ended September 30, 2015, and $1,055,419 for the quarter ended September 30, 2015. These year-to-date costs are related to contract acquisition costs of $594,438, salaries and wages of $547,864, consulting and professional fees of $711,805, occupancy costs of $89,969, and travel and other of $286,364. The quarter-to-date costs of $1,055,419 are related to contract acquisition costs of $594,438, salaries and wages of $275,212, consulting and professional fees of $107,346, and travel and other of $78,423. The 124% increase of $584,449 from last quarter's operating expense of $470,970 was almost wholly attributable to contract acquisition costs related to the build out and securing of the Flandreau facility and contract in South Dakota.

Net operating loss

During the quarter ended September 30, 2015, Monarch had a net operating loss of $992,773, compared to first quarter 2015's net operating loss of $691,197 and second quarter 2015's net operating loss of $469,414, totaling a net operating loss for the nine months ended September 30, 2015 of $2,153,384. Monarch has not yet begun to receive profit sharing revenues from its consulting efforts, but has begun to recoup costs associated with these projects. The company incurred $345,938 in losses related to the restructuring of the debt repayment to the former owners of The Big Tomato, which largely accounts for the jump in third quarter's losses.

Results of Operations – The Big Tomato (Successor period – 2015; Predecessor period – 2014)

For the three and nine months ended September 30, 2015 and September 30, 2014

Revenues

The Tomato generated $1,259,820 and $3,496,133 for the three and nine months ended September 30, 2015, respectively, compared to sales of $799,071 and $2,310,318 for the three and nine months ended September 30, 2014, respectively, an increase of 51.3% year-over-year for the nine months. This continued growth in sales has been due in part to the Tomato's refocusing of its sales strategy to target and fulfill larger orders as well as fulfilling new large orders across the country. These types of arrangements have a larger profit margin, as when the Tomato places larger orders from its vendors, it obtains more favorable pricing per unit. This is demonstrated by the trend in cost in sales of $950,136 and $2,443,101 for the three and nine months ended September 30, 2015, respectively, when compared to the cost of sales of $638,115 and $1,674,969 during the three and nine months ended September 30, 2014, respectively, an increase of 45.9% year-over-year for the nine months (compared to the 51.3% growth in revenue YTD). These trends have equated to a larger gross margin, as the Tomato earned a gross margin of $309,684 and $1,053,032 for the three and nine months ended September 30, 2015, respectively, compared to the gross margins of $160,956 and $635,349 during the three and nine months ended September 30, 2014, respectively, an increase of 66% year-over-year for the nine months.

Total operating expenses

Total operating expenses for the three months ended September 30, 2015 were $144,739 consisting of $3,186 of advertising, $10,112 of insurance, $5,925 of professional fees, $29,862 of rent, $71,638 of wages, and $24,016 of other general expenses. Total operating expenses for the three months ended September 30, 2014 were $152,669 consisting of $5,108 of advertising, $14,415 of insurance, $4,500 of professional fees, $28,439 of rent, $86,649 of wages, and $13,558 of other general expenses. Year-over-year for quarter three, there was a decrease of $7,930, or 5.2%.

Total operating expenses for the nine months ended September 30, 2015 were $446,519 consisting of $9,868 of advertising, $40,759 of insurance, $14,345 of professional fees, $92,495 of rent, $176,988 of wages, and $112,064 of other general expenses. Total operating expenses for the nine months ended September 30, 2014 were $436,221 consisting of $11,855 of advertising, $34,011 of insurance, $17,378 of professional fees, $86,536 of rent, $205,112 of wages, and $81,329 of other general expenses. Year-over-year, there was an increase of $10,298, or 2.4%. When compared to net revenue, 2015 year-to-date operating expenses are 12.8% of net revenue, while 2014 year-to-date operating expenses were 18.9% of net revenue, demonstrating the Tomato's focus on controlling fixed costs and overhead despite the growth of sales.

Net operating income

During the three and nine months ended September 30, 2015, the Tomato had a net operating income of $164,945 and $606,513, respectively, as compared with a net operating income of $8,287 and $199,128 for the three and nine months ended September 30, 2014, respectively, an increase in bottom line results for the nine months year-over-year of $407,385 or 204.6%. With the legalization of marijuana in Colorado, the Tomato has been able to meet growing demands for indoor hydroponic and cultivation supplies. Larger grow facilities and operations are coming online, and the Tomato has an established reputation for being able to fill large orders at competitive costs, while giving expert advice. The Tomato has also been reaping the benefits of the synergies created by the Tomato-Monarch acquisition, as Monarch connects the Tomato to large customers across the country and fulfills large supply orders through the Tomato—connections and customers that the Tomato did not previously have.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $151,380 of cash and total liabilities of $4,630,771.

Monarch has closed its line of credit with Steve Brandt, and on August 4, 2015, Mr. Brandt, settled his note early by repaying in full principal outstanding plus accrued interest for a total of $28,243.

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

Management estimates that Monarch will need approximately $4,180,000 for the next 12 months of operations, which includes $1,000,000 to pay the sellers for the sale of The Big Tomato. Quarterly interest payments are due to Glamis Capital commencing August 15, 2015 with the outstanding principal of about $1,150,000 and all accrued interest due no later than January 30, 2016. The Company also owes the former owners of the Tomato $500,000 in cash consideration, due quarterly, as of the date of this filing. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

To date, the Company has received cash proceeds from Redwood Management LLC funding the Debenture (described above in Corporate History- Monarch America, Inc.), resulting in $909,000 of principal outstanding, which will have to be repaid and is due in full on April 29, 2016. There is no assurance that the Company will receive any further funding from Redwood outside of the terms of the agreement.

Monarch also has issued and outstanding promissory notes in the aggregate principal amount of $1,482,801 due and payable in full on January 30, 2016. Monarch's ability to continue as a going concern is dependent on management's ability to raise additional capital, or renegotiate terms of repayment, despite the profits shown by The Big Tomato.

The financial statements included in this Report do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Effective August 1, 2015, Monarch executed a management and consulting agreement with MT DuVall,, LLC, in which Monarch will provide advisory and consulting services related to the cultivation, CO2 extraction and cultivation facility design, and construction management for MT DuVall's facility in Auburn, Washington. The terms of this agreement require MT DuVall to pay Monarch an hourly fee for services rendered by Monarch personnel along with a surcharge on the cost of the build-out of the facility.

On June 24, 2015, Monarch entered into a five-year consulting agreement with FSST Pharms, LLC of the Flandreau Santee Sioux Tribe for the management of the build-out of a 10,000 square foot warehouse in South Dakota and the oversight of the growth of marijuana for the five years. In conjunction with this agreement, Monarch will receive a percentage of net monthly proceeds resulting from the cannabis cultivation at the Flandreau facility. However, there is uncertainty as to what this amount may be. As of the date of this filing, cultivation has been halted due to legal uncertainties until FSST and Monarch can perform a risk analysis and determine how to best proceed.

The MT DuVall and FSST Pharms contracts are models for the types of relationships Monarch would like to build with other cannabis-growing entities. Once these two deals are in full operation, Monarch would have the liquidity it needs to meet the capital requirements of its short-term and operational capital needs. There is uncertainty as to the extent of the profits that these arrangements will yield along with uncertainty surrounding the timing, so Monarch is continuing to pursue other consulting and management agreements with other parties across the nation.

Going Concern

As of September 30, 2015, the Company has a working capital deficit of $3,338,191, and has an accumulated deficit of $3,570,795. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The repositioning of Lingas Resources into what is now Monarch America has required substantial capital throughout fiscal year 2014 and into 2015 in order to ramp up operations and change the Company's industry from rare earth mining and discovery to marijuana cultivation. The transition has been made further difficult by governmental red tape and bureaucracy, demonstrated by Monarch's consulting client at the Custer warehouse, Green Sky, being unable to obtain a license to grow cannabis at the facility, which has led to Monarch not being able to collect management and consulting fees from Green Sky, as no cannabis has been cultivated. As of the date of this filing, Monarch is aggressively working towards selling its tenant improvements at the Custer facility. The successful execution of these efforts will provide Monarch sufficient working capital to honor its obligations through the end of the year; however other arrangements will still need to be made in satisfying the long term debt that will come due throughout 2016. Management is in negotiations with a party interested in acquiring the tenant improvements in the Custer warehouse. The potential purchaser has deposited $50,000 into an escrow account to go towards the purchase price as a showing of intent to proceed.

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

Revenue Recognition

The Tomato derives the majority of its revenue from the sale of hydroponic and indoor garden supplies at its retail store, in which the products are delivered to the customer immediately. The Tomato also has an online store, but there are minimal e-commerce sales. Monarch is primarily in the business of providing management and consulting services, along with retail sales of its own branded indoor gardening supplies. Monarch has not yet earned revenue in relation to its management and consulting services, and any retail sales are due upon delivery and have been paid in full. The Company recognizes revenue, net of sales tax, when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured which is typically when the customer takes possession of the merchandise at the point of sale, or if from the online store, when title transfers upon shipment from the Company's warehouse. The Company is not in the practice of taking cash payments in advance from customers for inventory yet to be exchanged, but in such an event, the Company would recognize the amount received as deferred revenue until the sale or service is complete.

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

Stock-based Compensation

The Company accounts for the grant of stock awards in accordance with ASC 718, "Compensation-Stock Compensation." ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock based compensation. Pursuant to ASC Topic 505-50 for share-based payments to consultants and other third-parties, compensation expense is determined at the "measurement date." The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, in accordance with ASC 815-15 "Derivative and Hedging" the Company valued the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at September 30, 2015, the Company had $921,139 of derivative liability.

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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

All financial liabilities that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, inventory, note receivable, accounts payable and accrued liabilities, amounts due to related parties and notes and loans payable. The fair value of the Company's convertible note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents the derivative financial instruments, the Company's only financial liabilities measured and recorded at fair value on the Company's consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2015:

September 30, 2015
	Amount	Level 1	Level 2	Level 3

Embedded conversion derivative liabilities	$921,139	$–	$–	$921,139

Total	$921,139	$–	$–	$921,139

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

Recently Adopted Accounting Policy

During the nine months ended September 30, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective during the nine months ended September 30, 2015 and has applied this guidance retrospectively to all prior periods presented in the Company's financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of intangible assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls were not effective as of September 30, 2015 for the following reasons: Given the limited number of personnel responsible for accounting for and managing transaction and funds in the company, there is an inherent limitation to the Company's ability to establish segregation of duties. Moreover, the Company has a limited number of qualified accounting personnel involved in the maintenance of accounting records and the Company has been unable to maintain adequate control activities or monitoring processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On October 22, 2015, the Company issued 133,333 shares of the Company's common stock to a Contractor in consideration for IT services performed. This issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 24, 2015, the Company issued 125,000 shares of the Company's common stock to a Contractor in consideration for services performed. This issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

The Company needs to formally issue 476,920 shares of its common stock to Robert Shepherd pursuant to the terms of a letter agreement with such individual year to date. This issuance will be conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

The Company needs to formally issue 1,000,000 shares of its common stock to Shaun Snowden pursuant to the terms of the employment agreement with such individual for his sign on as CFO of the Company. This issuance will be conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

The Company needs to formally issue 50,000 shares of its series B preferred stock to FSST Pharms pursuant to the terms of the consulting and management agreement associated with the build out of the cultivation facility in South Dakota. This issuance will be conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

As consideration for the deferral of the June 30, 2015 payment of the Note Payable to the former owners of The Big Tomato, Messrs. Stout and Field were each was issued 1,562,500 shares of the Company's common stock. This issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH AMERICA, INC.

Date: November 16, 2015	By:	/s/ Eric Hagen
Eric Hagen
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shaun Snowden
Shaun Snowden
Treasurer (Principal Financial and Accounting Officer)

